Form 10-Q
period 2008-09-30
Farrallon, Inc
filed 2008-11-14
CIK 1423974

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

Commission file number 000-53102

FARRALLON, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-1469891
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

14908 Oxford Hollow, Huntersville, NC  28078
(Address of principal executive offices)

(704) 948-1183
Issuer’s telephone number

(Former name, former address and former
fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 12, 2008 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Farrallon, Inc.
(A Development Stage Company)
Balance Sheet (Unaudited)
As of September 30, 2008

ASSETS

CURRENT ASSETS:
Cash	$211
TOTAL CURRENT ASSETS	211

TOTAL ASSETS	$211

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Shareholder Note Payable	$12,005
Accrued Interest	222
TOTAL CURRENT LIABILITIES	12,227

TOTAL LIABILITIES	12,227

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2008)	-
Common stock ($0.0001 par value; 100,000,000 shares authorized: 1,000,000 issued and outstanding at September 30, 2008)	100
Paid in Capital	-
Accumulated Deficit	(12,116)
TOTAL STOCKHOLDERS' DEFICIT	(12,016)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$211

Farrallon, Inc.
(A Development Stage Company)
Statement of Operations (Unaudited)

	Three months ended September 30, 2008	Nine months ended September 30, 2008	Cumulative Totals Since Inception November 13, 2007
REVENUES
Income	$-	$-	$-
Total Revenues	-	-	-

EXPENSES
Professional Fees	1,200	7,700	10,200
Selling, General, and Administrative	672	1,733	1,916
TOTAL EXPENSES	1,872	9,433	12,116
Net Income/(Loss)	$(1,872)	$(9,433)	$(12,116)
Net income/(loss) per share—basic and fully diluted
Net income/(loss) per share	$(0.00)	$(0.01)	$(0.01)
Weighted average shares outstanding—basic and fully diluted	1,000,000	1,000,000	1,000,000

Farrallon, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit (Unaudited)

					Additional
	Common Stock		Preferred stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated

Balances, November 13, 2007 (inception)	$-	$-	$-	$-	$-	$-

Net loss	-	-	-	-	-	(2,683)

Capital Contributions	-	-	-	-	-	-

Issuance of common shares	1,000,000	100	-	-	-	-

Balances, December 31, 2008	1,000,000	$100	-	$-	$-	$(2,683)

Net loss for period	-	-	-	-	-	(9,433)

Balances, September 30, 2008	1,000,000	$100	-	$-	$-	$(12,116)

Farrallon, Inc.
(A Development Stage Company)
Statement of Cash Flows (Unaudited)

		Cumulative
	For the Nine	Totals
	Months Ended	Since Inception
	September 30, 2007	November 13, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,433)	$(12,116)
Adjustments to reconcile net (loss) to net cash used in operations:
Increase/(decrease) in Accrued Expenses	(2,278)	222
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(11,711)	(11,894)

CASH FLOWS FROM INVESTING ACTIVITIES:
Shareholder Loan	11,880	12,005
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	11,880	12,005

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital Stock purchase	-	100
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	100

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	169	211

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	42	-

END OF THE PERIOD	$211	211

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

FARALLON, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008

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

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible. As of September 30, 2008 the balance in Accounts Receivable was $0.

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

Impairment of Long-Lived Assets—The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144’). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended September 30, 2008.

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

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

A supplemental disclosure of cash flow information for the period from inception through September 30, 2008 is summarized as follows:

Cash paid during the period ended September 30, 2008 for interest and income taxes:

Income Taxes	$—
Interest	$—

NOTE C—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any separately reportable operating segments as of September 30, 2008.

NOTE D—GOING CONCERN

As shown in the accompanying audited financial statements, the Company has suffered a loss from operations to date. It has experienced a loss of $12,116 since inception and has a negative working of capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the period from inception (November 13, 2007) through September 30, 2008, the Company issued 1,000,000 to the following:

DYP Enterprises, LLC	550,000
Garvin Investments, LLC	150,000
Garvin Strategic Capital	300,000

The Company is authorized to issue 10,000,000 preferred shares at $.0001 par value per share. During the period from inception (November 13, 2007) through September 30, 2008, the Company issued no preferred shares.

NOTE H – DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of September 30, 2008 and to date has had no significant operations. Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE I—SHAREHOLDER LOAN/RELATED PARTY

DYP Enterprises, LLC, owned by Bryan Arthur who is the President and a member of the Board of Directors of the Company, has loaned the Company money to pay certain costs and expenses in connection with the organization of the Company and the preparation and filings with the Securities and Exchange Commission. The Note Payable in is payable on demand with interest accruing at the rate of 8% per annum. The balance as of September 30, 2008 is $12,005. Interest for the period ended September 30, 2008 was $222.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview.

Farrallon, Inc. (“we”, “us” or the “Company”) was formed to serve as a vehicle to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination (“Business Combination”), an operating or development stage business which desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934. We have neither engaged in any operations nor generated any revenue since our inception.

We are currently in the process of evaluating and identifying targets for a Business Combination. We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate a Business Combination.

Our management will have broad discretion in identifying and selecting a prospective Target Business. We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses. Our officer and director has never served as an officer or director of a development stage public company with the business purpose of acquiring a Target Business. Accordingly, he may not successfully identify a Target Business or conclude a Business Combination. To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. If we consummate a Business Combination with a foreign entity, we will be subject to all of the risks attendant to foreign operations. Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

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

Results of Operations.

Since our inception, we have not generated any revenues. We do not expect to engage in any activities, other than seeking to identify a Target Business, unless and until such time as we enter into a Business Combination with a Target Business, if ever. We cannot provide investors with any assessment as to the nature of a Target Business’s operations or speculate as to the status of its products or operations, whether at the time of the Business Combination it will be generating revenues or its future prospects.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

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

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2008 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s principal executive officer who also is our principal financial officer. Based upon such evaluation, the Company’s principal executive officer has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) None.

(b) None.

(c)  During the three months ended September 30 2008, the Company did not issue any securities.

(d) None.

(e) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

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

FARRALLON, INC.

Date: November 12, 2008	By:	/s/ Bryan Arthur
Bryan Arthur, President