Form 10-K/A
period 2008-12-31
Farrallon, Inc
filed 2009-03-31
CIK 1423974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Farrallon, Inc. (the “Registrant” or the “Company”) for the fiscal year ended December 31, 2008, which the Registrant previously filed with the Securities and Exchange Commission on March 30, 2009 (the “Original Filing”).  In this Amendment, the Registrant is repositioning the financial statements required under Item 8 - Financial Statements and Supplementary Data, which were located after the signature page in the Original Filing to appear immediately after Item 8 on page 16.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2009.

FARRALLON, INC.

By:	/s/ Bryan Arthur
Bryan Arthur

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2009.

Signature	Title

/s/ Bryan Arthur	President, Principal Executive Officer, Principal Financial
Bryan Arthur	Officer and Director