Form 10-Q
period 2009-09-30
Farrallon, Inc
filed 2009-11-23
CIK 1423974

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

Commission file number: 000-53102

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.☐  Yes   ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At November 20, 2009 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Farrallon, Inc.
(A Development Stage Company)
Balance Sheet

	As of
	September 30, 2009	December 31, 2008
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash	$43	$42
TOTAL CURRENT ASSETS	43	42

TOTAL ASSETS	$43	$42

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Note Payable to Related Party	15,283	13,683
Accrued Expenses	2,568	2,973
TOTAL CURRENT LIABILITIES	17,851	16,656

TOTAL LIABILITIES	17,851	16,656

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2009 and December 31, 2008)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized: 1,000,000 issued and outstanding at September 30, 2009 and December 31, 2008)	100	100
Paid in Capital	-	-
Accumulated Deficit	(17,908)	(16,714)
TOTAL STOCKHOLDERS' DEFICIT	(17,808)	(16,614)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$43	$42

Farrallon, Inc.
(A Development Stage Company)
Statement of Operations—Unaudited

	For the three		For the nine		Cumulative
	months ended		months ended		Totals
	September 30,		September 30,		Since Inception
	2009	2008	2009	2008	November 13, 2007
REVENUES
Income	$-	$-	$-	$-	$-
Total Revenues	-	-	-	-	-

EXPENSES
Selling, general and administrative	33	450	99	1,511	2,440
Professional Fees	-	1,200	-	7,700	13,900
TOTAL EXPENSES	33	1,650	99	9,211	16,340

Net Income/(Loss) from Operations	(33)	(1,650)	(99)	(9,211)	(16,340)

OTHER (EXPENSE)/INCOME
Interest Expense	(274)	(222)	(1,095)	(222)	(1,568)

Net Income/(Loss)	$(307)	$(1,872)	$(1,194)	$(9,433)	$(17,908)

Net income/(loss) per share—basic and fully diluted

Net income/(loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average shares outstanding—basic and fully diluted	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000

Farrallon, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit—Unaudited

					Additional
	Common Stock		Preferred stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated

Balances, December 31, 2007	1,000,000.00	$100	-	$-	$-	$(2,683)

Net loss	-	-	-	-	-	(14,031)

Issuance of common shares	1,000,000	100	-	-	-	-

Balances, December 31, 2008	2,000,000	$200	-	$-	$-	$(16,714)

Net loss	-	-	-	-	-	(1,194)

Balances, September 30, 2009	2,000,000	$200	-	$-	$-	$(17,908)

Farrallon, Inc.
(A Development Stage Company)
Statement of Cash Flows—Unaudited

			Cumulative
			Totals
	For the nine months ended		Since Inception
	September 30,
	2009	2008	November 13, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,194)	$(9,433)	$(17,908)
Adjustments to reconcile net (loss) to net cash used in operations:
Increase/(decrease) in Accrued Expenses	(405)	(2,278)	2,568
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,599)	(11,711)	(15,340)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note Payable to Related Party	1,600	11,880	15,283
Capital Stock purchase	-	-	100
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,600	11,880	15,383

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1	169	43

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	42	42	-

END OF THE PERIOD	$43	$211	$43

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

FARALLON, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

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

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible.  As of September 30, 2009 the balance in Accounts Receivable was $0.

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

Impairment of Long-Lived Assets—The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144’). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended September 30, 2009.

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

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

A supplemental disclosure of cash flow information for the period from inception through September 30, 2009 is summarized as follows:

Cash paid during the period ended September 30, 2009 for interest and income taxes:

Income Taxes	$—
Interest	$—

NOTE C—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  This statement requires companies to report information about operating segments in interim and annual financial statements.  It also requires segment disclosures about products and services, geographic areas and major customers.  The Company determined that it did not have any separately reportable operating segments as of September 30, 2009.

NOTE D—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $17,908, used cash from operations of $15,340 since its inception, and has a negative working capital of $17,808 at September 30, 2009.

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

During the period from inception (November 13, 2007) through September 30, 2009, the Company issued 1,000,000 to the following:

DYP Enterprises, LLC	550,000
Garvin Investments, LLC	150,000
Garvin Strategic Capital	300,000

The Company is authorized to issue 10,000,000 preferred shares at $.0001 par value per share.  During the period from inception (November 13, 2007) through September 30, 2009, the Company issued no preferred shares.

NOTE F – DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of September 30, 2009 and to date has had no significant operations.  Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE G—SHAREHOLDER LOAN/RELATED PARTY

DYP Enterprises, LLC, owned by Bryan Arthur who is the President and a member of the Board of Directors of the Company, has loaned the Company.  The Note Payable in is payable on demand with interest accruing at the rate of 8% per annum.  The balance as of September 30, 2009 is $15,283.  Interest accrued and not paid as of September 30, 2009 is $2,568.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview.

Farrallon, Inc. (“we”, “us” or the “Company”) was organized in the State of Nevada on November 13, 2007.  We are a developmental stage company and have not generated any revenues to date.  We were organized to serve as a vehicle for a business combination through a capital stock exchange, merger, reverse acquisition, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target Business”) which desires to utilize our status as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We are currently in the process of identifying and evaluating targets for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business operations unless and until we consummate a Business Combination.

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

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely a significantly higher percentage) in order to ensure that the Business Combination qualifies as a “tax free” transaction under federal tax laws.  The issuance of additional shares of our capital stock will:

•	significantly reduce the equity interest of our stockholders; and

•	cause a change in and likely result in the resignation or removal of one or more of our present officers and directors.

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

Liquidity and Capital Resources.

At September 30, 2009, we had a de minimus amount of cash on hand.  We do not expect that these funds will be sufficient to cover our operating costs and expenses.  During the next twelve months we anticipate that we will incur costs and expenses in connection with the preparation and filing of reports under the Securities Exchange Act and the identification and evaluation of targets and consummating a Business Combination.  Management expects to fund additional costs and expenses which may be incurred in connection with due diligence activities and a Business Combination through loans or further investment in the Company, as and when necessary.  We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination.  As a result of our negative working capital, our losses since inception, and failure to generate revenues from operations, our financial statements include a note in which our auditor has expressed doubt about our ability to continue as a "going concern."

Results of Operations.

Since our inception, we have not generated any revenues.  We reported a net loss for the period ended September 30, 2009 and 2008 of $33 and $1,650, respectively.  The Company has a deficit accumulated during the development stage of $17,908, has used cash from operations of $15,340 since its inception, and has a negative working capital of $17,808 at September 30, 2009.   Our quarterly expenses have consisted mainly of professional fees and interest expense.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer has concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended September 30, 2009, the Company did not issue any securities.

(b) Not applicable.

(c) During the three months ended September 30, 2009, neither the issuer nor any "affiliated purchaser," as defined in Rule 10b-18(a)(13), purchased any shares or other units of any class of the issuer's equity securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

* Pursuant to Commission Release No. 33-8238, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

FARRALLON, INC.

Date: November, 20, 2009	By:	/s/ Bryan Arthur
	Name:	Bryan Arthur
	Title:	President, Principal Executive Officer And Principal Financial Officer