Form 10-Q
period 2010-03-31
Farrallon, Inc
filed 2010-05-17
CIK 1423974

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At May 14, 2010 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Page

Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009 (audited)	F-1

Statements of Operations for the three months ended March 31, 2010 and 2009 and the period from November 13, 2007 (date of inception) to March 31, 2010 (unaudited)	F-2

Statement of Stockholder’s Deficit as of March 31, 2010 (unaudited)	F-3

Statements of Cash Flows for the three months ended March 31, 2010 and 2009 and the period from November 13, 2007 (date of inception) to March 31, 2010 (unaudited)	F-4

Notes to Financial Statements	F-5

Farrallon, Inc.
(A Development Stage Company)
Balance Sheet

	As of
	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash	$77	$10
TOTAL CURRENT ASSETS	77	10

TOTAL ASSETS	$77	$10

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Note Payable to Related Party	21,937	21,837
Accrued Expenses	2,102	1,664
TOTAL CURRENT LIABILITIES	24,039	23,501

TOTAL LIABILITIES	24,039	23,501

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares
issued and outstanding at March 31, 2010 and December 31, 2009)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized:
1,000,000 issued and outstanding at March 31, 2010 and December 31, 2009)	100	100
Paid in Capital	-	-
Accumulated Deficit	(24,062)	(23,591)
TOTAL STOCKHOLDERS' DEFICIT	(23,962)	(23,491)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$77	$10

Farrallon, Inc.
(A Development Stage Company)
Statement of Operations (Unaudited)

	For the		Cumulative
	3 months ended		Totals
	March 31,		Since Inception
	2010	2009	November 13, 2007
REVENUES
Income	$-	$-	$-
Total Revenues	-	-	-

EXPENSES
Selling, general and administrative	33	33	4,060
Professional Fees	-	-	17,900
TOTAL EXPENSES	33	33	21,960

Net Income/(Loss) from Operations	(33)	(33)	(21,960)

OTHER (EXPENSE)/INCOME
Interest Expense	(438)	(547)	(2,102)

Net Income/(Loss)	$(471)	$(580)	$(24,062)

Net income/(loss) per share—basic and fully diluted

Net income/(loss) per share	$(0.00)	$(0.00)	$(0.02)

Weighted average shares outstanding—basic and fully diluted	1,000,000	1,000,000	1,000,000

Farrallon, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit (Unaudited)

						Deficit
					Additional	Accumulated
	Common Stock		Preferred stock		Paid-in	Since Inception
	Shares	Amount	Shares	Amount	Capital	November 13, 2007

Balances, December 31, 2007	1,000,000.00	$100	-	$-	$-	$(2,683)

Net loss	-	-	-	-	-	(14,031)

Issuance of common shares	-	-	-	-	-	-

Balances, December 31, 2008	1,000,000	$100	-	$-	$-	$(16,714)

Net loss	-	-	-	-	-	(6,877)

Balances, December 31, 2009	1,000,000	$100	-	$-	$-	$(23,591)

Net loss	-	-	-	-	-	(471)

Balances, March 31, 2010	1,000,000	$100	-	$-	$-	$(24,062)

Farrallon, Inc.
(A Development Stage Company)
Statement of Cash Flows (Unaudited)

			Cumulative
	For the three months ended		Totals
	March 31,		Since Inception
	2010	2009	November 13, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(471)	$(580)	$(24,062)
Adjustments to reconcile net (loss) to net cash used in operations:
Increase/(decrease) in Accrued Expenses	438	547	2,102
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(33)	(33)	(21,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Note Payable to Related Party	100	1,600	21,937
Capital Stock purchase	-	-	100
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	100	1,600	22,037

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	67	1,567	77

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	10	42	-

END OF THE PERIOD	$77	$1,609	$77

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

FARALLON, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010

NOTE A—BUSINESS ACTIVITY

Business Activity—Farrallon, Inc. (the "Company”) was organized under the laws of the State of Nevada on November 13, 2007 as a corporation.  The Company’s objective is to acquire or merge with a target business or company in a business combination.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible.  As of March 31, 2010, the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets—The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144’). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized as of March 31, 2010.

Going Concern— The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $24,062, used cash from operations of $21,960 since its inception, and has a negative working capital of $23,962 at March 31, 2010.

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

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities.  For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

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

NOTE C—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the quarters ended March 31, 2010 and 2009 is summarized as follows:

Cash paid during the quarters ended March 31, 2010 and 2009 for interest and income taxes:

	2010	2009

Income Taxes	$—	$—
Interest	$—	$—

NOTE D—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  This statement requires companies to report information about operating segments in interim and annual financial statements.  It also requires segment disclosures about products and services, geographic areas and major customers.  The Company determined that it did not have any separately reportable operating segments as of March 31, 2010.

NOTE E—INCOME TAXES

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

NOTE E—INCOME TAXES (CONT’D)

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

As of March 31, 2010, the Company has the following shares of common stock issued:

DYP Enterprises, LLC	550,000
Garvin Investments, LLC	150,000
Garvin Strategic Capital	300,000

The Company is authorized to issue 10,000,000 preferred shares at $.0001 par value per share. As of March 31, 2010 the Company had not issued any preferred shares.

NOTE G – DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of March 31, 2010 and to date has had no significant operations.  Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE H—SHAREHOLDER LOAN/RELATED PARTY

The Company has signed a promissory note with two related parties.  The notes are demand notes bearing interest at 8% per annum.  The outstanding balance as of March 31, 2010 was $21,937.  The accrued interest not paid as of March 31, 2010 is $2,102, respectively.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview.

Farrallon, Inc. (“we”, “us” or the “Company”) was organized in the State of Nevada on November 13, 2007.  We are a developmental stage company and have not generated any revenues to date.  We were organized to serve as a vehicle for a business combination through a capital stock exchange, merger, reverse acquisition, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target Business”) which desires to utilize our status as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We are in the process of identifying and evaluating targets for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business operations unless and until we consummate a Business Combination.

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

Any entity with which we may enter into a Business Combination is subject to numerous risks in connection with its operations.  To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  If we consummate a Business Combination with a foreign entity, we will be subject to all of the risks attendant to foreign operations.  Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely a significantly higher percentage) in order to ensure that the Business Combination qualifies as a tax-free transaction under federal tax laws.  The issuance of additional shares of our capital stock will:

•	significantly reduce the equity interest of our stockholders prior to the transaction; and

•	cause a change in control of our Company and likely result in the resignation or removal of one or more of our present officers and directors.

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

Liquidity and Capital Resources.

At March 31, 2010, we had a de minimus amount of cash on hand.  Our existing cash reserves will not be sufficient to cover our operating costs and expenses over the next twelve months which we expect will comprise costs and expenses in connection with the preparation and filing of reports under the Securities Exchange Act, the identification and evaluation of targets and, possibly, in connection with consummating a Business Combination, and we will require funds therefor.

To date, we have funded our operations through loans from our stockholders and, as of March 31, 2010, we had borrowed an aggregate of $21,937 from them.  Our stockholders have advised us that they expect to fund additional costs and expenses that we will incur through loans or further investment in the Company, as and when necessary.

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

Results of Operations.

Since our inception, we have not generated any revenues.  We reported a net loss for the three-month period ended March 31, 2010 of $33 and a net loss since inception of $24,062.  The Company has used cash from operations of $21,960 since its inception, and has a negative working capital of $23,962 at March 31, 2010.   Our expenses have consisted mainly of professional fees and interest expense.

We do not expect to engage in any substantive activities unless and until such time as we enter into a Business Combination, if ever.  We cannot provide investors with any assessment as to the nature of a Target Business’s operations or speculate as to the status of its products or operations, whether at the time of the Business Combination it will be generating revenues or its future prospects.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer has concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended March 31, 2010, the Company did not issue any securities.

(b) Not applicable.

(c) During the three months ended March 31, 2010, neither the issuer nor any "affiliated purchaser," as defined in Rule 10b-18(a)(13), purchased any shares or other units of any class of the issuer's equity securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

(a) None.

(b) The Company has not adopted any procedures by which security holders may recommend nominees to the registrant's board of directors.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

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

FARRALLON, INC.

Date: May 14, 2010	By:	/s/ Bryan Arthur
	Name:	Bryan Arthur
	Title:	President, Principal Executive Officer and Principal Financial Officer