Form 10-Q
period 2010-09-30
Farrallon, Inc
filed 2010-11-17
CIK 1423974

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
 Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer □	Accelerated filer □
Non-accelerated filer □ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes  No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes     No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At November 16, 2010 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Page
Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009 (audited)	F-1
Statements of Operations for the three months ended September 30, 2010 and 2009 and the period from November 13, 2007 (date of inception) to September 30, 2010 (unaudited)	F-2
Statements of Operations for the nine months ended September 30, 2010 and 2009 and the period from November 13, 2007 (date of inception) to September 30, 2010 (unaudited)	F-3
Statement of Stockholder’s Deficit as of September 30, 2010 (unaudited)	F-4
Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and the period from November 13, 2007 (date of inception) to September 30, 2010 (unaudited)	F-5
Notes to Financial Statements	F-6

Farrallon, Inc.
(A Development Stage Company)
Balance Sheet

	As of
	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash	$77	$10
TOTAL CURRENT ASSETS	77	10

TOTAL ASSETS	$77	$10

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Note Payable to Related Party	29,921	21,837
Accrued Interest to a Related Party	3,162
Accounts Payable	500	1,664
TOTAL CURRENT LIABILITIES	33,583	23,501

TOTAL LIABILITIES	33,583	23,501

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares
issued and outstanding at September 30, 2010 and December 31, 2009)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized:
1,000,000 issued and outstanding at September 30, 2010 and December 31, 2009)	100	100
Paid in Capital	-	-
Accumulated Deficit	(33,606)	(23,591)
TOTAL STOCKHOLDERS' DEFICIT	(33,506)	(23,491)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$77	$10

The accompanying notes are an integral part of these financial statements.

Farrallon, Inc.
(A Development Stage Company)
Statement of Operations (Unaudited)

	For the		Cumulative
	3 months ended		Totals
	September 30,		Since Inception
	2010	2009	November 13, 2007
REVENUES
Revenue	$-	$-	$-
Total Revenues	-	-	-

EXPENSES
Selling, general and administrative	1,020	33	6,544
Professional Fees	1,000	-	23,900
TOTAL EXPENSES	2,020	33	30,444

Net Income/(Loss) from Operations	(2,020)	(33)	(30,444)

OTHER (EXPENSE)/INCOME
Interest Expense	(579)	(274)	(3,162)

Net Income/(Loss)	$(2,599)	$(307)	$(33,606)
Net income/(loss) per share--basic and fully diluted
Net income/(loss) per share	$(0.00)	$(0.00)	$(0.03)
Weighted average shares outstanding--basic and fully diluted	1,000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

Farrallon, Inc.
(A Development Stage Company)
Statement of Operations (Unaudited)

	For the		Cumulative
	9 months ended		Totals
	September 30,		Since Inception
	2010	2009	November 13, 2007
REVENUES
Income	$-	$-	$-
Total Revenues	-	-	-

EXPENSES
Selling, general and administrative	2,517	99	6,544
Professional Fees	6,000	-	23,900
TOTAL EXPENSES	8,517	99	30,444

Net Income/(Loss) from Operations	(8,517)	(99)	(30,444)

OTHER (EXPENSE)/INCOME
Interest Expense	(1,498)	(1,095)	(3,162)

Net Income/(Loss)	$(10,015)	$(1,194)	$(33,606)
Net income/(loss) per share--basic and fully diluted
Net income/(loss) per share	$(0.01)	$(0.00)	$(0.03)
Weighted average shares outstanding--basic and fully diluted	1,000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

Farrallon, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit (Unaudited)

						Deficit
					Additional	Accumulated
	Common Stock		Preferred stock		Paid-in	Since Inception
	Shares	Amount	Shares	Amount	Capital	November 13, 2007

Balances, November 13, 2007, Inception	-	$-	-	$-	$-	$-

Shares issued	100,000	100	-	-	-	-

Net loss	-	-	-	-	-	(2,683)

Balances, December 31, 2007	1,000,000	$100	-	$-	$-	$(2,683)

Net loss	-	-	-	-	-	(14,031)

Issuance of common shares	-	-	-	-	-	-

Balances, December 31, 2008	1,000,000	$100	-	$-	$-	$(16,714)

Net loss	-	-	-	-	-	(6,877)

Balances, December 31, 2009	1,000,000	$100	-	$-	$-	$(23,591)

Net loss	-	-	-	-	-	(10,015)

Balances, September 30, 2010	1,000,000	$100	-	$-	$-	$(33,606)

The accompanying notes are an integral part of these financial statements.

Farrallon, Inc.
(A Development Stage Company)
Statement of Cash Flows (Unaudited)

			Cumulative
			Totals
	For the 9 months ended		Since Inception
	September 30,
	2010	2009	November 13, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,015)	$(1,194)	$(33,606)
Adjustments to reconcile net (loss) to net cash used in operations:
Increase in Accrued Interest to a Related Party	1,498	1,095	3,162
(Decrease) in Accrued Expenses	-	(1,500)	-
Increase In Accounts Payable	500	-	500
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(8,017)	(1,599)	(29,944)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Note Payable to Related Party	8,084	1,600	29,921
Capital Stock purchase	-	-	100
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,084	1,600	30,021

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	67	1	77

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	10	42	-

END OF THE PERIOD	$77	$43	$77

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

FARALLON, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
___________________________________________________________________________________

NOTE A—BUSINESS ACTIVITY

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

Going Concern—The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $33,606, used cash from operations of $29,944 since its inception, and has a working capital deficit of $33,506 at September 30, 2010.

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

Comprehensive Income (Loss) - The Company reports Comprehensive income and its components following guidance set forth by section 220-10 of the FASB Accounting Standards Codification which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the period covered in the financial statements.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of September 30, 2010.

Deferred Taxes- The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible.  As of September 30, 2010, the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the quarter ended September 30, 2010.

Stock-Based Compensation- The Company accounts for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Fair Value for Financial Assets and Financial Liabilities- The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments.  Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2010.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the quarter ended September 30, 2010.

Recent Accounting Pronouncements

FASB Accounting Standards Codification
(Accounting Standards Update (“ASU”) 2009-01)
In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification.  All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative.  The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database.  The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  There have been no changes to the content of our consolidated financial statements or disclosures as a result of implementing the Codification during the quarter ended Septmeber 30, 2010.

As a result of our implementation of the Codification during the quarter ended September 30, 2010, previous references to new accounting standards and literature are no longer applicable.  In the current annual financial statements, we will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Recent Accounting Pronouncements (Cont.)
Subsequent Events
(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)
SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”).  An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date.  For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by us.  SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact our consolidated financial statements.  We evaluated for subsequent events through the issuance date of our consolidated financial statements. No recognized or non-recognized subsequent events were noted.

Determination of the Useful Life of Intangible Assets
(Included in ASC 350 “Intangibles — Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics.  This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP.  The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  FSP SFAS No. 142-3 became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The adoption of FSP SFAS No. 142-3 did not impact our consolidated financial statements.

Noncontrolling Interests
(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)

SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited.  We implemented SFAS No. 160 at the start of fiscal 2009 and no longer record an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of buyout. The adoption of SFAS No. 160 did not have any other material impact on our consolidated financial statements.

Consolidation of Variable Interest Entities — Amended
(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity.  The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited.  We will adopt SFAS No. 167 in fiscal 2010 and do not anticipate any material impact on our consolidated financial statements.

NOTE C—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the quarters ended September 30, 2010 and 2009 is summarized as follows:

Cash paid during the quarters ended September 30, 2010 and 2009 for interest and income taxes:

2010           2009

Income Taxes                                      $ ---           $ ---
Interest                                                $ ---           $ ---

NOTE D—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  This statement requires companies to report information about operating segments in interim and annual financial statements.  It also requires segment disclosures about products and services, geographic areas and major customers.  The Company determined that it did not have any separately reportable operating segments as of September 30, 2010.

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

As of September 30, 2010, the Company has the following stock issued:

DYP Enterprises, LLC                                                                550,000
Garvin Investments, LLC                                                            150,000
Garvin Strategic Capital                                                              300,000

The Company is authorized to issue 10,000,000 preferred shares at $.0001 par value per share. As of September 30, 2010 the Company issued no preferred shares.

NOTE G – DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of September 30, 2010 and to date has had no significant operations.  Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE H—SHAREHOLDER LOAN/RELATED PARTY

The Company has signed a promissory note with two related parties.  The notes are demand notes bearing interest at 8% per annum.  The outstanding balance as of September 30, 2010 was $29,921.  The accrued interest not paid as of September 30, 2010 is $3,162...

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

Liquidity and Capital Resources.

At September 30, 2010, we had a de minimus amount of cash on hand.  Our existing cash reserves will not be sufficient to cover our operating costs and expenses over the next twelve months which we expect will comprise costs and expenses in connection with the preparation and filing of reports under the Securities Exchange Act, the identification and evaluation of targets and, possibly, in connection with consummating a Business Combination, and we will require funds therefor.

To date, we have funded our operations through loans from our stockholders and, as of September 30, 2010, we had borrowed an aggregate of $29,921 from them.  Our stockholders have advised us that they expect to fund additional costs and expenses that we will incur through loans or further investment in the Company, as and when necessary.

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

Results of Operations.

Since our inception, we have not generated any revenues.  We reported a net loss for the three and nine-month periods ended September 30, 2010 of $2,599 and $10,015, respectively and a net loss since inception of $33,606.  The Company has used cash from operations of $30,021 since its inception, and has a negative working capital of $33,506 at September 30, 2010.   Our expenses have consisted mainly of professional fees and interest expense.

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

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer has concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended September 30, 2010, the Company did not issue any securities.

(b) Not applicable.

(c) During the three months ended September 30, 2010, neither the issuer nor any "affiliated purchaser," as defined in Rule 10b-18(a)(13), purchased any shares or other units of any class of the issuer's equity securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

(a) None.

(b) The Company has not adopted any procedures by which security holders may recommend nominees to the registrant's board of directors.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description
31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

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

FARRALLON, INC.
Date: November 16, 2010	By:	/s/ Bryan Arthur
	Name:	Bryan Arthur
	Title:	President, Principal Executive Officer and Principal Financial Officer