Form 10-K
period 2010-12-31
Farrallon, Inc
filed 2011-04-11
CIK 1423974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-53102

FARRALLON, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-1469891
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

271 Serenity Place, Newport, VA 24128

(Address of principal executive offices)

(540) 641-0159

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

Large accelerated filer □	Accelerated filer □
Non-accelerated filer □	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes ☐ No

The aggregate market value of voting and non-voting common equity held by non-affiliates as of April 8, 2011 was approximately $ -0- .

At April 8, 2011 there were 1,000,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Restatement of 2009 Financial Statements

On April 5, 2010, the board of directors of Farrallon, Inc. (“we,” “us” or the “Company”), after discussion with our independent registered public accounting firm, concluded that the previously issued financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 10-K”) should no longer be relied upon because of errors in those financial statements, and that the Company would restate the financial statements contained in the 2009 10-K to, among other things, make the necessary accounting corrections and adjustments (the “Restated 2009 Financial Statements”).

We are restating our financial statements for the year ended December 31, 2009 because we failed to record or erroneously recorded (i) certain ordinary course of business expenses that should have been recorded ax accounts payable and (ii) loans and interest accrued on the amounts borrowed.  The errors affected our audited balance sheet as of December 31, 2009 and our audited statement of operations and audited statement of cash flows for the year ended December 31, 2009. Specifically, on the balance sheet, the line item “Note Payable to Related Party” was corrected from $21,837 to $20,337, the line item “Accrued Interest” was corrected from $1,664 to $2,190 and the line item “Accounts Payable” was corrected from $0 to $3,200. The net effect of the adjustments was to increase the Total Liabilities by $2,226. On the Statement of Operations, professional fees were adjusted from $4,000 to $6,700 and interest expense was adjusted from $1,191 to $1,394. The net effect of the adjustments was an increase in the net loss for the year by $2,903. Details of each line item in the balance sheet and the affected statements is set forth below.

As a result, in this Annual Report on Form 10-K for the year ending December 31, 2010, the Company:

(a)	restates its balance sheet as of December 31, 2009 and its statement of operations and statement of cash flows for the year ended December 31, 2009;
(b)	amends its Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) as it relates to the year ended December 31, 2009; and

A further discussion of the restatement, including the specific accounting errors that gave rise to the restatement is set forth in Part II – Item 7. Management’s Discussion and Analysis of Financial Statements and Results of Operations. The adjustments made as a result of the restatement are discussed in Note I “Correction of Errors and Restatements” of the Notes to Financial Statements included in this Annual Report on Form 10-K which includes each line item from the audited balance sheet as of December 31, 2009 and the statement of operations and statement of cash flows for the year ended December 31, 2009 that were affected by the restatement and the amount of the change.

Management of the Company has determined that the errors in the 2009 financial statements contained in the 2009 10-K demonstrates material weaknesses in the Company’s disclosure controls and procedures and internal control over financial reporting. A description of control deficiencies identified by management as a result of our internal reviews and management’s plan to remediate those deficiencies, see Part II - Item 9A. “Controls and Procedures.”

PART IV
Item 15	Exhibits, Financial Statement Schedules	33
	SIGNATURES	34

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference into the Annual Report on Form 10-K include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimate,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, our being a development stage company with no operating history; our lack of funding; the inexperience of our management with respect to our business plan; our potential inability to consummate a business combination with an operating company that is generating revenues; the possibility that our company may never generate revenues; unknown risks that may attend to a business with which we consummate a business combination; our personnel allocating their time to other businesses and potentially having conflicts of interest with our business; the ownership of our securities being concentrated, and those other risks and uncertainties detailed herein and in the Company’s filings with the Securities and Exchange Commission.

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

PART I

Item 1. Description of Business

General

Farrallon, Inc. (“we”, “us”, the “Company” or like terms) was incorporated in the State of Nevada on November 13, 2007. We are a developmental stage company and have not generated any revenues to date. We were organized to serve as a vehicle for a business combination through a capital stock exchange, merger, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target Business”) which desires to utilize our status as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Since inception, our business operations have comprised attending to organizational matters, registering our class of common stock under the Exchange Act, satisfying our reporting obligations under the Exchange Act and identifying and evaluating potential Target Businesses. We have not generated any revenue, have no full-time employees and do not own or lease any property. None of the members of our management has ever served as an officer or director of a development stage public company with the purpose of acquiring a Target Business.

The Company, based on its proposed business activities, is a “blank check company.” The Securities and Exchange Commission (“SEC”) defines those companies as a development stage company that is issuing a penny stock, as defined in Rule 3a51-1 of the Exchange Act and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies. Many states have enacted laws limiting the sale of securities of “blank check” companies in their respective jurisdictions. In addition, under Rule 12b-2 of the Exchange Act, the Company also is a “shell company” which is defined, as a company which has (i) no or nominal operations; and (ii) either (x) no or nominal assets; (y) assets consisting solely of cash and cash equivalents; or (z) assets consisting of any amount of cash and cash equivalents and nominal other assets. Because we are a shell company, the Business Combination we enter into with a Target Business will be deemed for accounting purposes to be a “reverse acquisition” or “reverse merger.”

As more fully described under Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” because we are a shell company, our stockholders are not entitled to rely on the provisions of Rule 144 as an exemption from the registration requirements of the Securities Act in connection with the resale of their securities prior to any Business Combination and are subject to additional limitations as to the use of Rule 144 to resell their securities after a Business Combination.

Given that we are a “shell company” and the Target Business with which we consummate a Business Combination likely will be involved in business operations at the time of the transaction, the acquisition or merger transaction would be referred to as a “reverse acquisitions” or “reverse merger” for accounting purposes.

Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination, and then only in the discretion of management of our Business Combination partner. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements

We are not presently engaged in, and will not engage in, any substantive commercial business or revenue generating operations unless and until we consummate a Business Combination, if ever. We are currently in the process of identifying and evaluating targets for a Business Combination but we do not have any specific Business Combination under consideration. Our efforts to identify a prospective Target Business will not be limited to a particular industry or geographic location. We will seek to consummate the transaction which is most attractive and provides the greatest opportunity for creating securityholder value. The determination of which opportunity is the most attractive will be based on our analysis of a variety of factors, including whether such acquisition would be in the best interests of our securityholders, the terms of the transaction and the perceived quality of the business of the Target Business, among other factors, some of which are described below. We believe that the owners of potential Target Businesses may find an acquisition by us to be an easier and less dilutive means to achieve liquidity than an initial public offering or other forms of financing transactions.

We anticipate that the selection of a Target Business will be complex and extremely risky and we may never consummate a Business Combination. Our current financial condition may negatively impact our ability to consummate a Business Combination or cause us to discontinue operations before we enter such a transaction. As of the date of this report, we are not generating any revenue and at December 31, 2010, we had $77 of cash, total liabilities of $40.908 and losses of $15,114. Over the next twelve months, we will incur costs and expenses in connection with the preparation and filing of reports under the Exchange Act, identifying and evaluating Targets Businesses and costs we may incur in connection with entering into a Business Combination. These costs are hard to quantify given the multitude of variables associated with such activities. Our ongoing expenses will result in continued net operating losses that will increase until we can consummate a Business Combination with a profitable Target Business, if ever. Our cash on hand will not be sufficient to cover our operating costs over the next twelve months. Though our stockholder has advised us of its present intention to fund our costs and expenses going forward through loans or further investment in the Company, there is no written agreement binding it to do so.

We cannot assure you that we will be successful in our efforts to consummate a Business Combination. We will not realize any revenues or generate any income unless and until we successfully merge with or acquire an operating business that is generating revenues and otherwise is operating profitably.  Moreover, we can offer no guarantee that the Company will achieve long-term or immediate short-term earnings from any Business Combination.

(1)

Affecting a Business Combination

General.

A Business Combination may involve the acquisition of or merger with a company that desires to have a class of securities registered under the Exchange Act, while avoiding what its management may deem to be the adverse consequences of undertaking a public offering itself. These include time delays, significant expense, possible loss of voting control by the target's existing management through dilution of their ownership position and compliance with various federal and state securities laws. As more fully described below under the heading “Form of acquisition; Opportunity for stockholder approval,” the proposed structure of a Business Combination may not require that we seek stockholder approval for the transaction and holders of our common stock may not have the opportunity to vote upon a proposed Business Combination.

Search for a Target Business.

We are currently in the process of identifying and evaluating potential Target Businesses. As described below in more detail, our management has broad discretion with respect to identifying and selecting prospective acquisition candidates. At such time as we affect a Business Combination, if ever, we will be impacted by numerous risks inherent in the business and operations of the Target Business. The risks attendant to the Target Business may include risks typical of a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings. Although our management will endeavor to evaluate the risks inherent in a particular target, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of Target Businesses.

We intend to source our target opportunities from various internal and external sources. Target candidates have been, and we anticipate will continue to be, brought to our attention from affiliated and unaffiliated sources. We believe that we will be able to identify target opportunities from internal sources primarily resulting from personal contacts and relationships that management and their affiliates have developed and maintain with various professionals, including accountants, consultants, bankers, attorneys and other advisors, as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In no event will any of our affiliates be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in connection with the consummation of a Business Combination.

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

Selection criteria for a Target Business.

We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses. In evaluating a prospective Target Business, our management will consider, among other factors, the following:

financial condition and results of operation;
growth potential;
experience and skill of management and availability of additional personnel;
capital requirements;
competitive position;
barriers to entry in the industry;
stage of development of the products, processes or services;
degree of current or potential market acceptance of the products, processes or services;
proprietary features and degree of intellectual property or other protection of the products, processes or services;
regulatory environment of the industry; and
costs associated with affecting the Business Combination.

These criteria are not intended to be exhaustive or to in any way limit the board of director’s unrestricted discretion to enter into a Business Combination with any Target Business. Any evaluation relating to the merits of a particular Business Combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management.

Due Diligence Investigation.

In evaluating a prospective Target Business, we will conduct as extensive a due diligence review of potential targets as possible in view of our lack of financial resources and the inexperience of our management in such endeavors. Moreover, management’s decisions will be made without detailed feasibility studies, independent analyses or market surveys, which, if we had more cash, would be desirable. Given our current resources, we will likely enter into a Business Combination with a privately-held company in its early stages of development or that has only a limited operating history on which to base our decision. Generally, very little public information exists about these companies and we will be required to rely on the ability of our management to obtain adequate information to evaluate the potential returns from entering into a Business Combination with such a company. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or others associated with the business opportunity seeking our participation. We expect that our due diligence may include, among other things, meetings with the Target Business’s management, inspection of its facilities and a review of financial and other information that is made available to us. This due diligence review will be conducted by our management, possibly with the assistance of the Company's counsel and accountants, as necessary.

It is unlikely that our management at the time of a Business Combination will continue in any material capacity with the Company after the consummation of a Business Combination, other than as a stockholder.

Our assessment of a Target Business and its management may not be accurate.   If we do not uncover all material information about a Target Business prior to a Business Combination, we may not make a fully informed investment decision and we may lose money on our investment.

The time and costs required to select and evaluate a Target Business and to structure and complete the Business Combination, if we are able to consummate such a transaction at all, cannot presently be ascertained with any degree of certainty. Any costs we incur with respect to the identification and evaluation of a prospective Target Business with which a Business Combination is not ultimately completed may result in a loss to us.

(2)

Lack of diversification.

We expect that we will be able to consummate a Business Combination with only one candidate given that, among other considerations, we will not have the resources to diversify our operations. Moreover, given that we likely will offer a controlling interest in our Company to a Target Business in order to achieve a tax-free reorganization, as described below, the dilution of interest to present and prospective stockholders will render more than one Business Combination unlikely. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business and we will not benefit from the possible spreading of risks or offsetting of losses that Business Combinations with multiple operating entities would offer. By consummating a Business Combination with a single entity, our lack of diversification may:

•         result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services; and

•         subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a Business Combination.

Form of acquisition; Opportunity for stockholder approval.

Although we cannot predict the terms of any Business Combination, we will seek to structure a Business Combination to qualify as a tax-free transaction under the Internal Revenue Code of 1986, as amended (the "Code"). Tax-free treatment of such a transaction can be accomplished, if structured correctly, through the acquisition of all of the outstanding shares of capital stock of a Target Business or by way of a merger (either directly or through a wholly owned subsidiary of our Company) with a Target Business. Depending on the circumstances of any acquisition, however, we may not be able to structure a transaction in the most tax advantageous manner. Further, we cannot assure you that the Internal Revenue Service or state tax authorities will agree with our tax treatment of any transaction.

If the transaction is structured as an acquisition, we will acquire our participation in a Target Business through the acquisition of all of the outstanding shares of its capital stock in exchange for the issuance of our common stock or other securities to the security holders of the Target Business and the Target Business would become our wholly owned subsidiary. If the transaction is structured as a statutory merger or consolidation, we would merge a Target Business with and into our Company or a wholly owned subsidiary of our Company.

Acquisition: Under Section 368(a)(1) of the Code, in order for a stock exchange transaction to qualify as a "tax free" reorganization, the holders of the stock of the target must receive a number of shares of our capital stock equal to 80% or more of the voting stock of our Company. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, our existing stockholders would, in such circumstances, retain 20% or less of the total issued and outstanding shares after the transaction. Depending upon the relative negotiating strength of the parties, our stockholders at the time of the Business Combination may retain substantially less than 20% of the total issued and outstanding shares of our Company, which is likely in our case. This would result in substantial additional dilution to the equity of those persons who were stockholders of our Company prior to such Business Combination. As part of such a transaction, all or a majority of our Company's then management at the time may resign and new directors may be appointed without any vote by stockholders. If the Business Combination is structured as an acquisition of a Target Business's stock, our Company will not require the vote or approval of stockholders and the transaction may be accomplished in the sole determination of management.

Merger: In a merger transaction, we would merge a Target Business with and into our Company or a wholly-owned subsidiary. Simultaneous with the merger, we may affect a recapitalization in order to achieve a manageable float of our outstanding capital stock. However, a proposed merger transaction would require the approval of the holders of a majority of the outstanding shares of our common stock and may necessitate calling a stockholders' meeting to obtain such approval and filings with the SEC and state agencies. The necessity to obtain stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain rights to dissenting stockholders who could require that the Company purchase their shares at a price equal to the fair market value in cash.

In light of the above, management likely will seek to structure a Business Combination so as not to require stockholder approval.

In view of our status as a “shell” company, any acquisition of the stock of or the merger with an operating company would be deemed to be a “reverse acquisition” or “reverse merger,” respectively, for accounting purposes.

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

In the case of either an acquisition or merger, our stockholders prior to the consummation of a Business Combination likely will not have control of a majority of the voting shares of the Company following a Business Combination. As part of such a transaction, all or a majority of the Company's then directors may resign and new directors may be appointed without any vote by stockholders.

(3)

Competition

Our ability to consummate a Business Combination will be constrained by our lack of financial resources to provide to the Target Business. We expect that in the course of identifying, evaluating and selecting a Target Business, we may encounter intense competition from other entities having a business objective similar to ours. These include blank check companies that have raised significant capital through sales of securities registered under federal securities laws that have a business plan similar to ours and, consequently, possess a significant competitive advantage over our Company both from a financial and personnel perspective. Additionally, we may be subject to competition from other entities having a business objective similar to ours, including venture capital firms, leveraged buyout firms and operating businesses looking to expand their operations through acquisitions. Many of these entities are well established, possess significant capital, may be able to offer securities for which a trading market exists and have extensive experience identifying and affecting business combinations directly or through affiliates. Moreover, nearly all of these competitors possess greater technical, human and other resources than us. In addition, we will experience competition from other modestly capitalized shell companies that are seeking to enter into business combinations with targets similar to those we expect to pursue.

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

Employees

Effective April 1, 2011, our current president will resign in favor of our new president. We expect that we will function with only one executive officer. Our new president has other business interests and is not obligated to devote any specific number of hours to our matters. He intends to devote only as much time as he deems necessary to our affairs. The amount of time management will devote to our affairs in any time period will vary based on whether a Target Business has been selected for the Business Combination and the stage of the Business Combination process the Company is in. Accordingly, as management identifies suitable Target Businesses, we expect that our management will spend more time investigating such Target Business and will devote additional time and effort negotiating and processing the Business Combination as developments warrant. We do not intend to have any full time employees prior to the consummation of a Business Combination.

Our management may engage in other business activities similar and dissimilar to those we are engaged in without any limitations or restrictions applicable to such activities. To the extent that our management engages in such other activities, there will be possible conflicts of interest in diverting opportunities which would be appropriate for our Company to another company, or to entities or persons with which our management is or may be associated or have an interest, rather than diverting such opportunities to us. Since we have not established any policy for the resolution of such a conflict, we could be adversely affected should our management choose to place their other business interests before ours. We cannot assure you that such potential conflicts of interest will not result in the loss of potential opportunities or that any conflict will be resolved in our favor. As of the date hereof, our management is not involved with any other company having a business purpose similar to ours.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, including the financial statements, before making a decision to invest in our securities. If any of the following risks occur, our business, financial condition and results of operations may be materially adversely affected.

The absence of operations and revenues raises substantial doubt about our ability to continue as a going concern.

The report of our independent auditor and Note B to the financial statements included in this Form 10-K indicate that the Company is in the development stage, has suffered losses from operations, has a net capital deficiency and has yet to generate cash flow, and that these factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, we have no significant assets or financial resources. We will continue to sustain operating expenses without corresponding revenues, at least until the consummation of a Business Combination. This will result in continued net operating losses that will increase until we can consummate a Business Combination with a profitable Target Business. Our operating and financial condition renders it unlikely that we would be able to obtain third-party financing to sustain operations, if necessary. In light of our limited resources, we cannot assure you that we will be able to continue operations, that we will be able to identify a suitable Target Business or that we will consummate a Business Combination.

(4)

We are not generating any revenue, have limited capital resources and will incur significant costs over the next twelve months. We are dependent entirely upon our stockholders to fund our operations.

We are not generating any revenues and possess limited capital to fund our operations, including for such purposes as preparing and filing periodic reports under the Exchange Act, identifying a Target Business and negotiating a Business Combination. We are dependent entirely on our stockholder to provide funds for the foregoing requirements and for any other corporate purposes that may arise in the future. Though our stockholder has advised us of its intention to fund our operations, there is no written agreement binding it to do so. Our operating and financial condition renders it unlikely that we would be able to obtain third-party financing to sustain operations, if necessary. In the even that our stockholder does not fund our capital requirements, we may not be able to continue operations and stockholders could lose the entire amount of their investment in our Company. Without further capital infusion from our stockholder we expect that we will exhaust our cash resources by the end of April 2011.

We may have insufficient resources to cover our operating expenses and the costs and expenses of consummating a Business Combination.

At December 31, 2010, we had $77 of cash in our treasury and no other assets of any kind. We do not expect that the funds currently in our treasury will be sufficient to cover our operating costs and expenses, including those we will incur in connection with satisfying our reporting obligations under the Exchange Act and consummating a Business Combination. If our financial resources are inadequate to cover our costs and expenses, we will require additional financing and we cannot be certain that such financing will be available to us on acceptable terms, if at all. Our failure to secure funds necessary to cover our costs and expenses would have an adverse affect on our operations and ability to achieve our objective and may require us to discontinue operations.

Failure to achieve and maintain internal controls is accordance with Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse affect on our business.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud.  We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting.  During the course of our assessment, we may identify deficiencies which we may not be able to remediate in time for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

During March 2011, we identified deficiencies in respect of our internal controls over financial reporting, specifically our controls over the accounting for loans and expenses, that constitute material “weaknesses” as defined in Section 210.1-02(4) of Regulation S-X promulgated by the SEC. As a result of these weaknesses, the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 31, 2010, included errors related to amounts borrowed by the Company and interest accrued thereon, and accounts payable, which affected a number of line items in our audited balance sheet as of December 31, 2009 and our audited statement of operations for the year then ended.

We are in the process of exploring the options available to us to remediate the material weaknesses in our internal control over financial reporting. The measures we implement will necessarily reflect our resource constraints. We are a development stage company, have yet to generate revenue from operations and possess limited financial resources. Our limited financial resources will constrain our ability to implement and support the entire range of corrective measures we may ultimately elect to deploy.

Given our resource constraints, we may not be able to remediate the material weaknesses in our internal control over financial reporting. Accordingly, there will continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC and that our future financial statements could contain errors that will be undetected. If we fail to maintain adequate internal controls or fail to implement required new or improved controls, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting. If we cannot produce reliable financial reports or prevent fraud, our business could be harmed.

For more information relating to our internal control over financial reporting and disclosure controls and procedures, and the remediation plan undertaken by us, see Part II—Item 9A, “Controls and Procedures” of this 2010 Form 10-K.

We are a development stage company with no operating history and, accordingly, there is no basis upon which to evaluate our ability to achieve our business objective. We can offer no assurance that we ever will consummate a Business Combination.

We are a development stage company and have not engaged in any revenue generating activities to date. Since we do not have any operating history, you have no basis upon which to evaluate our ability to achieve our business objective. We are currently in the process of evaluating and identifying targets for a Business Combination. We are not presently engaged in, and will not engage in, any substantive commercial business or generate any revenue until we consummate such a transaction, if ever. We cannot assure you as to when or if a Business Combination will occur. Moreover, we can offer no guarantee that the Company will achieve long-term or immediate short-term earnings from any Business Combination.

None of the members of our management has ever been a principal of, nor has been affiliated with, a company formed with a business purpose similar to ours.

None of the members of our management has ever served as an officer or director of a development stage public company with the business purpose of acquiring a Target Business. Furthermore, none of the members of our management has ever been involved with a public shell company of any sort. Accordingly, you may not be able to adequately evaluate management’s ability to consummate successfully a Business Combination. Moreover, our management does not have experience evaluating or conducting due diligence with respect to companies in connection with a Business Combination and may not uncover all material information about a Target Business prior to a Business Combination nor accurately assess a Target Company's business or management. Management's failure to conduct complete and accurate due diligence or accurately assess the future strength of a Target Business could have a significant negative impact on our operations and could cause our stockholders to lose their entire investment.

(5)

We do not have a specific plan for identifying Target Businesses and we cannot estimate or predict when or if we ever will affect a Business Combination.

Our management does not have any specific plan or process for identifying a Target Business or effectuating a Business Combination. The business of the Company is predicated upon relationships built by management and the ongoing effort to develop new contacts through which management is introduced to potential Target Businesses. Moreover, given the wide ranging variables inherent in its business, management cannot predict the amount of time required to effectuate a Business Combination nor the amount of funds required therefor. In light of these factors, we cannot assure investors that we ever will consummate a Business Combination.

Our management will apportion time to other businesses which may cause conflicts of interest in determination as to how much time to devote to our affairs. These conflicts of interest could have a negative impact on our ability to consummate a Business Combination.

Member of our management engage in other businesses and are not required to devote their full time or any specific number of hours to our affairs, which could create a conflict of interest when allocating his time between our operations and their other commitments. We do not have and do not expect to have any full time employees prior to the consummation of a Business Combination. If our management’s other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a Business Combination. We cannot assure you that these conflicts will be resolved in our favor.

Our future success is dependent on the ability of management to complete a Business Combination with a Target Business that operates profitably.

The nature of our operations is highly speculative. We may not be able to enter into a Business Combination. If we do, the future success of our plan of operation will depend on the operations, financial condition and management of the Target Business we may acquire. While management is seeking to enter into a Business Combination with an entity having an established, profitable operating history and effective management, we cannot assure you that we will be successful in consummating a Business Combination with a candidate that meets that those criteria. We can not assure that, even if we consummate a Business Combination, the Company will realize any short-term or long-term earnings.

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

(6)

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

We are currently in the process of evaluating and identifying targets for a Business Combination. However, our plan of operation permits our board of directors to consummate a Business Combination with a company in any industry it chooses and is not limited to any particular industry or type of business. Accordingly, there is no current basis to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the Target Business that we may ultimately acquire. To the extent we complete a Business Combination with a company that does not have a stable history of earnings and growth or an entity in a relatively early stage of its development, we will be affected by numerous risks inherent in the business operations of those entities. If we complete a Business Combination with an entity in an industry characterized by a high level of risk, we will be affected by the currently unascertainable risks of that industry. Such risks, among other things, could preclude the Company's ability to secure financing for operations after a Business Combination, should it be required. Although our management will endeavor to evaluate the risks inherent in a particular industry or Target Business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. Even if we properly assess those risks, some of them may be outside of our control.

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

•         potentially adverse tax consequences; and

•         political and economic instability.

If the Target Business with which we enter a Business Combination does not successfully manage these risks among others that we may not identify at the time of a Business Combination, our business may be negatively impacted.

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

(7)

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

The Company may be subject to further government regulations which would adversely affect our operations.

Although we are subject to the reporting requirements of the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended ( the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which will result in our holding passive investment interests in a number of entities, we could be subject to regulations under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have received no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Our management has identified material weaknesses in our internal controls over financial reporting, and we may be unable to remediate these weaknesses or develop, implement and maintain appropriate controls in future periods.

The Sarbanes-Oxley Act of 2002 and SEC rules require that management report annually on the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. Among other things, management must conduct an assessment of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to audit, the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Based on our management’s assessment, we believe that, as of December 31, 2010, our internal controls over financial reporting were not effective. The specific material weaknesses are described in Part II—Item 9A, “Controls and Procedures” of this annual report in “Management’s Report on Internal Control over Financial Reporting”. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected.” We cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our financial statements. These misstatements could require us to restate our financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

Given our resource constraints, we may not be able to remediate the material weaknesses in our internal control over financial reporting. Accordingly, there will continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC and that our future financial statements could contain errors that will be undetected. . For more information relating to our internal control over financial reporting and disclosure controls and procedures, and the remediation plan undertaken by us, see Part II—Item 9A, “Controls and Procedures” of this 2010 Form 10-K.

Limitations on liability and indemnification matters.

As permitted by the corporate laws of the State of Nevada, we have included in our articles of incorporation a provision to eliminate the personal liability of our directors for monetary damages for breach or alleged breach of their fiduciary duties as directors, subject to certain exceptions, including, for example, if the director did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. In addition, our bylaws provide that we are required to indemnify our officers and directors under certain circumstances, including those circumstances in which indemnification would otherwise be discretionary, and we will be required to advance expenses to our officers and directors as incurred in connection with proceedings against them for which they may be indemnified.

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

(8)

We may issue preferred stock which may have greater rights than our common stock.

Our Articles of Incorporation authorize our Company to issue up to 10,000,000 shares of blank check preferred stock. Currently, no preferred shares have been issued; however, we can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders. Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock. In addition, such preferred stock may contain provisions allowing those shares to be converted into shares of common stock, which could dilute the value of common stock to current stockholders and could adversely affect the market price, if any, of our common stock.

There are significant restrictions on the transferability of the Shares.

None of the outstanding shares of our common stock have been registered under the Securities Act or the securities laws of any state and, consequently, they may not be resold, transferred or otherwise disposed of under federal securities laws unless such transaction is registered under the Securities Act or an exemption from the registration requirements of the Securities Act is available. In connection with any transfer of shares of our common stock other than pursuant to an effective registration statement under the Securities Act, the Company may require the holder to provide to the Company an opinion of counsel to the effect that such transfer does not require registration under the Securities Act. Persons who acquired our common stock prior to a Business Combination will not be entitled to rely on Rule 144 under the Exchange Act for the resale of our securities unless and until (i) we cease to be a shell company, (ii) at the time of the sale we are reporting under the Exchange Act, (iii) we have filed all Exchange Act reports and material required to be filed during the preceding 12 months, and (iv) at least one year has elapsed from the time that we file the disclosure required by the SEC reflecting the fact that we are no longer a shell company. These restrictions will limit the ability of our stockholders to liquidate their investment.

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

The absence of an established trading market will limit the ability of stockholders to dispose of their securities.

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

(9)

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

We maintain our principal executive offices at 271 Serenity Place, Newport Virginia, where Hope Medical LLC maintains an office. We use this office space free of charge. We believe that this space is sufficient for our current requirements. The Company does not own or lease any properties at this time and does not anticipate owning or leasing any properties prior to the consummation of a Business Combination, if ever.

Item 3. Legal Proceedings.

The Company presently is not a party to, nor is management aware of, any pending, legal proceedings.

Item 4. Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of April 8, 2011, there was one holder of record of 1,000,000 outstanding shares of our common stock.

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

Neither the Company nor its officer and directors has any present plan, proposal, arrangement, understanding or intention of selling any unissued or outstanding shares of common stock in the public market subsequent to a Business Combination. Nevertheless, in the event that a substantial number of shares of our common stock were to be sold in any public market that may develop for our securities subsequent to a Business Combination, such sales may adversely affect the price for the sale of the Company's common stock securities in any such trading market. We cannot predict what effect, if any, market sales of currently restricted shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time, if any.

(10)

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

Repurchases of Equity Securities

None.

Recent Sales of Unregistered Securities.

The Company did not issue or sell any securities during the fiscal year ended December 31, 2011.

Item 6. Selected Financial Data.

The information to be furnished under this Item 6 is not required of smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

. The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. The following discussion and analysis contains forward-looking statements which involve risks and uncertainties. Our actual results may differ significantly from the results expectations and plans discussed in these forward-looking statements

Restatement of 2009 Financial Statements

Overview of the Restatement

On April 5, 2010, the board of directors of Farrallon, Inc. (“we,” “us” or the “Company”), after discussion with our independent registered public accounting firm, concluded that the previously issued financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 10-K”) should no longer be relied upon because of errors in those financial statements, and that the Company would restate the financial statements contained in the 2009 10-K to, among other things, make the necessary accounting corrections and adjustments (the “Restated 2009 Financial Statements”).

As a result, in this Annual Report on Form 10-K for the year ending December 31, 2010, the Company:

(a)	restates its balance sheet as of December 31, 2009 and its statement of operations and statement of cash flows for the year ended December 31, 2009;
(b)	amends its Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) as it relates to the year ended December 31, 2009; and

Background of the Restatement

The restated financial statements correct the following errors:

Failure to correctly record loan made to the Company.

The Company is a “blank check” shell company that was organized in November 2007 to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company has not engaged in any operations or generated any revenue since its inception, has no full-time employees and does not own or lease any property. Since its inception, the Company has relied on loans from its stockholders to fund its costs and expenses which comprise costs incurred in investigating target businesses with which to consummate a business combination and professional and other fees it incurs in connection with satisfying its reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s principals extend loans periodically as necessary to fund costs and expenses as they arise.

During the first quarter of 2009, the Company received a loan from an affiliate in the amount of $1,600. The Company issued a promissory note evidencing the loan in favor of the lender that was subject to interest at the rate of 8% per year (“Note”). The Company utilized the proceeds of the loan to pay fees incurred in connection with the preparation of Exchange Act reports, which payments were duly recorded as expenses of the Company in the second quarter. In the fourth quarter of 2009, the Company erroneously recorded in its financial statements the principal amount of the loan for a second time. Accordingly, the Company failed to properly record the loan as of the end of the quarter in which it was received or in any quarter thereafter (until the restatement) or the interest accrued thereon.

By agreement dated April 8, 2011, the lender, who is the holder of the Note, cancelled the Note and forgave all amounts due thereunder and under all other promissory notes issued to him by the Company since inception.

The effect of correcting the error has been recorded on the applicable statements in the Restated 2009 Financial Statements contained in the 2010 10-K

Management of the Company has determined that the failure to record the loan and interest accrued thereon on our balance sheet at December 31, 2009 and in our statement of cash flows and statement of operations for the year ended December 31, 2009 demonstrates material weaknesses in the Company’s disclosure controls and procedures and internal control over financial reporting, as more fully described below.

(11)

Failure to report outstanding accounts payable as a liability.

During the third and fourth quarters of 2009, we incurred certain professional fees in connection with the preparation of our report under the Exchange Act in the amount of $3,200. We failed to record the outstanding accounts payable as liabilities on our balance sheet at December 31, 2009 and in our statement of cash flows and statement of operations for the year ended December 31, 2009.

The effect of correcting the error has been recorded on the applicable statements in the Restated 2009 Financial Statements contained in the 2010 10-K

Management of the Company has determined that our failure to record the accounts payable as liabilities on our on our balance sheet at December 31, 2009 and in our statement of cash flows and statement of operations for the year ended December 31, 2009 demonstrates material weaknesses in the Company’s disclosure controls and procedures and internal control over financial reporting, as more fully described below.

As a consequence of the errors in our financial statements, our management has concluded that we have material weaknesses in our internal control over financial reporting.

Effects of the Restatement

The restatement of the 2009 financial statements affected our audited balance sheet as of December 31, 2009 and our audited statement of operations and audited statement of cash flows for the year ended December 31, 2009. Specifically, on the balance sheet, the line item “Note Payable to Related Party” was corrected from $21,837 to $20,337, the line item “Accrued Interest” was corrected from $1,664 to $2,190 and the line item “Accounts Payable” was corrected from $0 to $3,200. The net effect of the adjustments was to increase the Total Liabilities by $2,226. On the Statement of Operations, professional fees were adjusted from $4,000 to $6,700 and interest expense was adjusted from $1,191 to $1,394. The net effect of the adjustments was an increase in the net loss for the year by $2,903. Details of each line item in the balance sheet and the affected statements is set forth below.

The adjustments made as a result of the restatement are discussed in Note I “Correction of Errors and Restatements” of the Notes to Financial Statements included in this Annual Report on Form 10-K which includes each line item from the audited balance sheet as of December 31, 2009 and the statement of operations and statement of cash flows for the year ended December 31, 2009 that were affected by the restatement and the amount of the change.

Management of the Company has determined that the errors in the 2009 financial statements contained in the 2009 10-K demonstrates material weaknesses in the Company’s disclosure controls and procedures and internal control over financial reporting. A description of control deficiencies identified by management as a result of our internal reviews and management’s plan to remediate those deficiencies, see Part II – Item 9A. Controls and Procedures.

General.

We were formed to serve as a vehicle to acquire, through a capital stock exchange merger, asset acquisition or other similar business combination, an operating or development stage business which desires to utilize our status as a reporting corporation under the Exchange Act. We have neither engaged in any commercial operations nor generated any revenues during the twelve-month period ended December 31, 2010.

We are currently in the process of evaluating and identifying targets for a Business Combination. We are not presently engaged in, and will not engage in, any substantive commercial business unless and until we consummate a Business Combination, which may never occur.

Our management has broad discretion with respect to identifying and selecting a prospective Target Business. We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses. There are numerous risks in connection with our current and proposed business plans, including all of the risks enumerated under “Item 1A Risk Factors.” By way of example, we will be affected by the risks inherent in the business and operations of the Target Business and, if such business is a foreign entity, we will be subject to all of the risks attendant to foreign operations. Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely, a significantly higher percentage), in order to ensure that Business Combination qualifies as a “tax free” transaction under federal tax laws). The issuance of additional shares of our capital stock will significantly reduce the equity interest of our stockholders as of the date of the transaction and will likely result in the resignation or removal of our management as of the date of the transaction.

Our management anticipates that the Company likely will be able to affect only one Business Combination, due primarily to our financial resources and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a Target Business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will concentrate the chance for our success into a single business and not permit us to offset potential losses from one venture against potential gains from another.

Management anticipates that the selection of a Target Business and the consummation of a Business Combination will be complex and extremely risky and cannot assure investors that the Company ever will enter into such a transaction or that if we do consummate of a Business Combination that the Company will achieve long-term or immediate short-term earnings.

(12)

Liquidity and Capital Resources.

As of December 31, 2010, the Company had total assets of $77, comprised exclusively of cash.  This compares with assets of $10, comprised exclusively of cash, as of December 31, 2009. The Company’s current liabilities as of December 31, 2010 totaled $40,908, comprised principally of amounts due to its stockholders and evidenced by promissory notes (all of which promissory notes and the amounts due thereunder were forgiven by the holders during the first quarter of 2011, as described under Item 9B). This compares with liabilities of $25,727 comprised exclusively of monies due to stockholders, as of December 31, 2009. At December 31, 2010, we had negative working capital of $40,831. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2010 and December 31, 2009.

	Fiscal Year Ended December 31, 2010	Fiscal Year Ended December 31, 2009
Net cash (used in) operating activities	$8,386	$6,685
Net cash provided by financing activities	8,453	6,654
Net increase (decrease) in cash and cash equivalents	67	(31)

The Company has nominal assets and has generated no revenues since inception. Our current assets will not be sufficient to cover our operating costs and expenses over the next twelve months during which time we will incur costs and expenses in connection with the preparation and filing of reports under the Exchange Act, identifying and evaluating Targets Businesses and costs we may incur in connection with entering into a Business Combination. These costs are hard to quantify given the multitude of variables associated with such activities. Our ongoing expenses will result in continued net operating losses that will increase until we can consummate a Business Combination with a profitable Target Business, if ever.

To date, we have funded our operations through loans from our stockholders. Our current stockholder has advised us that it expects to fund additional costs and expenses that we will incur in connection with our operations, including as may be required to file reports under the Exchange Act, for due diligence activities and to consummate a Business Combination, through loans or further investment in the Company, as and when necessary. However, it is not bound to do so. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination. As a result of our negative working capital, our losses since inception, and failure to generate revenues from operations, our financial statements include a note in which our auditor has expressed doubt about our ability to continue as a “going concern.”

Results of Operations.

Since our inception, we have not engaged in any revenue generating activities or realized any revenues. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

We reported a net loss for the year ended December 31, 2010 of $15,114, compared to a net loss for the year ended December 31, 2009 of $9,780. Our expenses consist principally of professional fees and filing costs in connection with satisfying our reporting obligations under the Exchange Act.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information to be furnished under this Item 7A is not required of smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

(13)

FINANCIAL STATEMENT INDEX

(14)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Farrallon, Inc.

We have audited the accompanying balance sheets of Farrallon, Inc.as of December 31, 2010 and 2009 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Farrallon, Inc. as of December 31, 2010 and 2009, and the results of its operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note D to the financial statements, the Company has insufficient working capital, a stockholders’ deficit and recurring net losses, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note E. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bongiovanni & Associates, CPA’s

Cornelius, North Carolina

April 8, 2011

(15)

Farrallon, Inc.
(A Development Stage Company)
Balance Sheets
	As of
	31-Dec-10	31-Dec-09
		(Restated)
ASSETS
CURRENT ASSETS:
Cash	$77	$10
TOTAL CURRENT ASSETS	77	10
TOTAL ASSETS	$77	$10

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Note Payable to Related Party	28,790	20,337
Accrued Interest to a Related Party	4,199	2,190
Accounts Payable	7,919	3,200
TOTAL CURRENT LIABILITIES	40,908	25,757

TOTAL LIABILITIES	40,908	25,727

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares
issued and outstanding at December 31, 2010 and December 31, 2009)	—	—
Common stock ($0.0001 par value; 100,000,000 shares authorized:
1,000,000 issued and outstanding at December 31, 2010 and December 31, 2009)	100	100
Paid in Capital	—	—
Accumulated Deficit during the development stage	-40,930	-25,816
TOTAL STOCKHOLDERS' DEFICIT	-40,830	-25,716

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$77	$10

The accompanying notes are an integral part of these financial statements
(16)

Farrallon, Inc.
(A Development Stage Company)
Statements of Operations

	For the		Cumulative
	year ended		Totals
	December 31,		Since Inception
	2010	2009	November 13, 2007
REVENUES		(Restated)
Revenue	$—	$—	$—
Total Revenues	—	—	—

EXPENSES
Selling, general and administrative	2,886	1,686	6,913
Professional Fees	10,219	6,700	29,819
TOTAL EXPENSES	13,105	8,386	36,731

Net Income/(Loss) from Operations	(13,105)	(8,386)	(36,731)

OTHER (EXPENSE)/INCOME
Interest Expense	(2,009)	(1,394)	(4,198)

Net Income/(Loss)	$(15,114)	$(9,780)	$(40,930)
Net income/(loss) per share--basic and fully diluted
Net income/(loss) per share	$(0.02)	$(0.01)	$(0.04)
Weighted average shares outstanding--basic and fully diluted	1,000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

(17)

Farrallon, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit

						Deficit
					Additional	Accumulated
	Common Stock		Preferred stock		Paid-in	Since Inception
	Shares	Amount	Shares	Amount	Capital	November 13, 2007

Balances,November13, 2007, Inception	—	$—	—	$—	$—	$—

Shares issued	100,000	100	—	—	—	—

Net loss	—	—	—	—	—	(2,683)

Balances, December 31, 2007	1,000,000	$100	—	$—	$—	$(2,683)

Net loss	—	—	—	—	—	(13,353)

Issuance of common shares	—	—	—	—	—	—

Balances, December 31, 2008	1,000,000	$100	—	$—	$—	$(16,036)

Net loss	—	—	—	—	—	(9,780)

Balances, December 31, 2009	1,000,000	$100	—	$—	$—	$(25,816)

Net loss	—	—	—	—	—	(15,114)

Balances, December 31, 2010	1,000,000	$100	—	$—	$—	$(40,930)

The accompanying notes are an integral part of these financial statements.

(18)

Farrallon, Inc.
(A Development Stage Company)
Statements of Cash Flows
			Cumulative
			Totals
	For the years ended		Since Inception
	December 31,
	2010	2009	November 13, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:		(Restated)
Net loss	$(15,114)	$(9,780)	$(40,930)
Adjustments to reconcile net (loss) to net cash used in operations:
Increase in Accrued Interest to a Related Party	2,009	1,395	4,199
Increase In Accounts Payable	4,719	1,700	7,919
NET CASH (USED IN) OPERATING ACTIVITIES	(8,386)	(6,685)	(28,812)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Note Payable to Related Party	8,453	6,654	28,790
Capital Stock purchase	—	—	100
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,453	6,654	28,890

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	67	(31)	77

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR	10	42	—

END OF THE YEAR	$77	$10	$77

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$—	$—	$—
Taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

(19)

FARRALLON, INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2010

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2010.

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

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible. As of December 31, 2010 and 2009, the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the year ended December 31, 2010.

(20)

FARRALLON, INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2010

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2010.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the year ended December 31, 2010.

Recent Accounting Pronouncements — The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

In December 2010, the FASB Accounting Standards Update 2010-29 Business Combinations Topic 805, which requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. Effective for business combinations for which the acquisition date

(21)

FARRALLON, INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2010

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Recent Accounting Pronouncements (Cont.) -

is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption did not have an impact on the Company’s financial position and results of operations.

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard will become effective on January 1, 2011.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Company’s financial statements.

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP.  These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s financial statements.

(22)

FARRALLON, INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2010

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 2010 and 2009 is summarized as follows:

Cash paid during the years ended December 31, 2010 and 2009 for interest and income taxes:

	2010	2009
Income Taxes	$—	$—
Interest	$—	$—

NOTE C —INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit, there is no provision for current or deferred federal or state income taxes for the years ended December 31, 2010 and 2009

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of December 31, 2010 is as follows:

Total Deferred Tax Asset	$(13,900)
Valuation Allowance	13,900
Net Deferred Tax Asset	$—

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes as of December 31, 2010 and 2009 is as follows:

	2010	2009
Income tax computed at the federal statutory rate	34.0%	34.0%
State income tax, net of federal tax benefit	0.0%	0.0%
Total	34.0%	34.0%
Valuation allowance	-34.0%	-34.0%
Total deferred tax asset	0.0%	0.0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased (decreased) by approximately $5,300 and $3,400 for the years ended December 31, 2010 and 2009.

As of December 31, 2010, the Company had a federal and state net operating loss carry forward in the amount of approximately $40,930 which expires in the year 2030.

NOTE D—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $40,930, used cash from operations of $28,812 since its inception, and has a working capital deficit of $40,831 at December 31, 2010.

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

(23)

FARRALLON, INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2010

NOTE E—CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $.0001 par value per share.

As of December 31, 2010, the Company has the following stock issued:

DYP Enterprises, LLC 550,000

Garvin Investments, LLC 150,000

Garvin Strategic Capital 300,000

The Company is authorized to issue 10,000,000 preferred shares at $.0001 par value per share. As of December 31, 2010 the Company issued no preferred shares.

NOTE F – DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of December 31, 2010 and to date has had no significant operations. Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE G—SHAREHOLDER LOAN/RELATED PARTY

The Company has signed a promissory note with two related parties. The notes are demand notes bearing interest at 8% per annum. The outstanding balance as of December 31, 2010 was $28,790. The accrued interest not paid as of December 31, 2010 is $4,199. Interest expense for the years ended December 31, 2010 and 2009 was $2,009 and $1,394, respectively.

NOTE H—SUBSEQUENT EVENTS

On January 7, 2011, the Board of Directors of the Company approved an agreement among the Company, its sole director, Bryan Arthur and Forest Garvin (Garvin), Garvin Strategic Capital, LLC (GSC) and Garvin Investments (GIL) whereas Garvin, GSC, and GIL would return all of the shares of common stock owned by them and forgive and cancel the entire amount due under all of the promissory notes issued by the Company in the principal amount of $4,000.

On April 8, 2011, the Company, Bryan Arthur, the sole officer and director of the Company as of said date, DYP Enterprises LLC, which is wholly owned by Mr. Arthur (“DYP”), and Hope Medical LLC (“Hope”) entered into an agreement whereby:

DYP, the sole owner of all of the outstanding shares of common stock of the Company, sold all of its shares common stock to Hope in consideration of the issuance by Hope to Mr. Arthur of membership interests in Hope equal to 20% of the total membership interests in Hope outstanding after giving effect to such issuance;
·	Mr. Arthur and DYP forgave all amounts due to them under certain promissory notes issued by the Company in the principal amount of $24,790 and cancelled said promissory notes;
Mr. Arthur resigned as the president of the Company, effective as of April 12, 2011;
the board of directors amended the bylaws to increase the number of authorized directors of the Company to two persons and appointed Eric Besenyei to fill the vacancy on the board created thereby, effective April 12, 2011;
the board of directors appointed Eric Besenyei to serve as the president of the Company, effective April 12, 2011;

NOTE H—SUBSEQUENT EVENTS (CONT.)

the Company sold 450,000 shares of common stock to Hope for an aggregate purchase price of $45;
Hope agreed to pay all costs and expenses of any kind or nature incurred by the Company in connection with its operations;
Hope agreed to cause the timely filing of all reports the Company is required to file under the Exchange Act and to pay all costs and expenses in connection with such filing; and
Hope agreed to diligently pursue the Company’s business plan of identifying and merging with or acquiring a target company.

NOTE I—CORRECTION OF ERRORS AND RESTATEMENTS

The Company has restated its balance sheet, statement of operations and statement of cash flows at as of and for the year ending December 31, 2009 to correct errors in its accounting. On the balance sheet, the Note Payable to Related Party was corrected from $21,837 to $20,337. Accrued Interest was corrected from $1,664 to $2,190. Accounts Payable was corrected from $0 to $3,200. The net effect of the adjustments was to increase the Total Liabilities by $2,226. On the Statement of Operations, professional fees were adjusted from $4,000 to $6,700. Interest expense was adjusted from $1,191 to $1,394. The net effect of the adjustments was an increase in the net loss for the year by $2,903.

(24)

FARRALLON, INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2010

NOTE I—CORRECTION OF ERRORS AND RESTATEMENTS (CONT.)

Balance Sheet

Farrallon, Inc.
(A Development Stage Company)
Balance Sheets

	As of December 31, 2009
	Restated	Adjutment	As filed
ASSETS

CURRENT ASSETS:
Cash	$10	$—	$10
TOTAL CURRENT ASSETS	10	—	10
		—
TOTAL ASSETS	$10	$—	$10

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Note Payable to Related Party	20,337	(1,500)	21,837
Accrued interest	2,190	526	1,664
Accounts Payable	3,200	3,200
TOTAL CURRENT LIABILITIES	25,727	2,226	23,501

TOTAL LIABILITIES	25,727	2,226	23,501

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares
issued and outstanding at December 31, 2010 and December 31, 2009)	—		—
Common stock ($0.0001 par value; 100,000,000 shares authorized:
1,000,000 issued and outstanding at December 31, 2010 and December 31, 2009)	100		100
Paid in Capital	—		—
Accumulated Deficit	(25,816)	(2,225)	(23,591)
TOTAL STOCKHOLDERS' DEFICIT	(25,716)	(2,225)	(23,491)
		—
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10	$0	$10

(25)

Statements of Operations

Farrallon, Inc.
(A Development Stage Company)
Statements of Operations

	For the year ended December 31, 2009
	Restated	Adjustment	As filed
REVENUES
Revenue	$—	$—	$—
Total Revenues	—	—	—

EXPENSES
Selling, general and administrative	1,686	—	1,686
Professional Fees	6,700	2,700	4,000
TOTAL EXPENSES	8,386	2,700	5,686
		—
Net Income/(Loss) from Operations	(8,386)	(2,700)	(5,686)
		—
OTHER (EXPENSE)/INCOME		—
Interest Expense	(1,394)	(203)	(1,191)
		—
Net Income/(Loss)	$(9,780)	$(2,903)	$(6,877)
Net income/(loss) per share--basic and fully diluted
Net income/(loss) per share	$(0.01)		$(0.01)
Weighted average shares outstanding--basic and fully diluted	1,000,000		1,000,000

(26)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On August 19, 2010, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission to disclose that it dismissed Traci J. Anderson, CPA’s (“TJA”) as its independent registered public accountants as of August 19, 2010, as required by Item 4.01. Change in Registrant’s Certifying Accountant thereof (the “8-K”). TJA had audited our financial statements as of December 31, 2008 and 2009 and for the period from November 13, 2007 (date of inception) to December 31, 2009. In the 8-K, the Company also disclosed that it had engaged Bongiovanni & Associates, CPA’s (“B&A”) as its independent registered public accountants, effective August 19, 2010 (the “Engagement Date”), to (i) audit the financial statements of the Company for the year ended December 31, 2010 and for the period from May 25, 2007 (date of inception) to December 31, 2010 and (ii) re-audit the Company’s financial statements for the year ended December 31, 2009.  There were no disagreements with TJA.

During the period from November 13, 2007 (date of inception) and through the Engagement Date, the Company had not consulted with B&A regarding either:

(1)	the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that B&A concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or
(2)	any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

Item 9A. Controls and Procedures.

(a) Disclosure Controls:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who also is our Chief Financial Officer, to allow for timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, on the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010.

Pursuant to this evaluation, our Chief Executive Officer concluded that, as of December 31, 2010, the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weakness described below under “Management’s Report on Internal Control over Financial Reporting.”

We are exploring certain corrective actions to remediate the material weaknesses in our disclosure controls and procedures but we are constrained by our lack of financial and other resources, as described more fully below.

We have concluded that the financial statements in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

(b) Management’s Annual Report on Internal Control Over Financial Reporting:

Internal control over financial reporting (“ICFR”) refers to the process designed by, or under the supervision of, our Chief Executive Officer, and effected by our Board of Directors and management, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

(27)

ICFR cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. ICFR is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our ICFR based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as of December 31, 2010. Based upon that evaluation, management identified material weaknesses in the Company’s ICFR, as described below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement to the annual or interim financial statements will not be prevented or detected on a timely basis.

On April 5, 2010, our board of directors, after discussion with our independent registered public accounting firm, concluded that the previously issued financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 10-K”) should no longer be relied upon because of errors in those financial statements, and that the Company would restate the financial statements (the “Restated 2009 Financial Statements”) contained in the 2009 10-K to, among other things, make the necessary accounting corrections and adjustments. Management has determined that the errors in the audited financial statements contained in the 2009 10-K were a result of the following material weaknesses in our ICFR:

1.	We did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.
2.	We did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.
3.	We did not maintain effective controls over financial reporting. Specifically, controls were not designed and in place to ensure that the financial impact of certain complex equity transactions were appropriately and correctly reported. The transactions were identified by the auditors and calculated and reported correctly as of December 31, 2010.
4.	There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation, because we have only one officer who is responsible for all such duties.

As a result of the foregoing material weaknesses, management concluded that we did not maintain effective ICFR as of December 31, 2009, based on the criteria established in “Internal Control — Integrated Framework”, issued by the COSO.

We believe that the weaknesses in our ICFR are a direct consequence of our size, resource constraints and the nature of our business. We are a “shell company,” as defined under the Securities Act, in that we have no operations and nominal assets. We were organized to serve as a vehicle for a business combination with an operating or development stage business and we have not engaged in any substantive business operations and do not expect to engage in any such activities, unless and until we consummate a business combination. We have no full-time employees. As a result, we are constrained by our lack of resources to take the types of corrective actions that would be necessary to remediate the material weaknesses, including, for example, engaging additional accounting personnel and adopting an audit committee charter and seating an audit committee with at least one independent member who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

(28)

Item 9B. Other Information.

On January 28, 2011, the Company entered into an agreement with Forest Garvin and each of Garvin Strategic Capital, LLC and Garvin Investments, LLC, each of which is wholly owned by Mr. Garvin, whereby they:

•	returned for cancellation all shares of common stock of the Company owned by them (450,000 shares in the aggregate); and
•	forgave all amounts due or which may be due to any of them under certain promissory notes issued by the Company in the principal amount of $4,000 and cancelled said promissory notes.

In consideration of the agreements by Mr. Garvin, GSC and GIL, the Registrant agreed not to pursue any action or claim against them for failing to contribute cash to fund the Registrant’s operations.

As reported in a Current Report on Form 8-K filed by the Company with the SEC on April 11, 2011, on April 8, 2011, the Company, Bryan Arthur, the sole officer and director of the Company as of said date, DYP Enterprises LLC, which is wholly owned by Mr. Arthur (“DYP”), and Hope Medical LLC (“Hope”) entered into an agreement whereby:

DYP, the sole owner of all of the outstanding shares of common stock of the Company, sold all of its shares common stock to Hope in consideration of the issuance by Hope of membership interests equal to 20% of the total membership interests outstanding after giving effect to the issuance to Mr. Arthur;
Mr. Arthur and DYP forgave all amounts due to them under certain promissory notes issued by the Company in the principal amount of $24,790 and cancelled said promissory notes;
Mr. Arthur resigned as the president of the Company, effective as of April 1, 2011;
The board of directors amended the bylaws to increase the number of authorized directors of the Registrant to two persons and appointed Eric Besenyei to fill the vacancy on the board created thereby;
The board of directors appointed Eric Besenyei to serve as the president of the Registrant;
The Company sold 450,000 shares of common stock to Hope for an aggregate purchase price of $45, equal to the par value per share;
Hope agreed to satisfy all outstanding obligations of the Company;
Hope agreed to pay all costs and expenses of any kind or nature incurred by the Registrant in connection with its operations;
Hope agreed to cause the timely filing of all reports the Company is required to file under the Exchange Act and to pay all costs and expenses in connection with such filing;
Hope agreed to diligently pursue the Company’s business plan of identifying and merging with or acquiring a target company.

The transactions consummated by the agreement resulted in a change in control of the Company.

(29)

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The table sets forth information with respect to our management as of the date of this annual report and after giving effect to certain transactions described under Item 9B:

Name	Age	Title
Bryan Arthur (1)	49	Director
Eric Besenyei (1)	36	President and Director

1. Effective April 12, 2011, Mr. Arthur will resign as the president of the Company and Mr. Besenyei will become a director and the president of the Company.

Mr. Arthur has been a member of our board of directors since inception and served as our President since our inception but will resign from that position as of April 12, 2011. Since 1997, Mr. Arthur has served as a Technology Delivery Manager, for the Trust & Investment Services Line of Business within Wachovia Wealth Management. In this capacity, he is responsible for overseeing the planning, solution development, coordination, tracking, budgeting and delivering of technology projects, infrastructure products and services. He also is responsible for developing and managing relationships among the Wealth Management division and Wachovia’s centralized technology teams.

Mr. Besenyei will join our board of directors and become our President as of April 12, 2011. Since 2003, Mr. Besenyei has been a sales representative for Boehringer Ingelheim Pharma Inc. responsible for the sales of prescription medicine at the physician level.

The term of office of our directors expires at the Company's annual meeting of stockholders or until a successor is duly elected and qualified. Our directors are not compensated for serving as such. Officers serve at the discretion of the Board of Directors.

Section 16 Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Securities and Exchange Commissioner and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2010, we believe that our sole director, officer and stockholder is in compliance with the requirements of Section 16(a).

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

Audit Committee.

The board of directors has not established an audit committee nor adopted an audit committee charter; rather, the entire board of directors serves the functions of an audit committee. Given the nature of the Company’s business, its limited stockholder base and current composition of management, the board of directors does not believe that the Company requires an audit committee at this time. The board of directors takes the position that management of a Target Business will make a determination as to whether to establish an audit committee and to adopt an audit committee charter that will be suitable for its operations after the Company consummates a Business Combination.

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

(30)

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 8, 2011, certain information regarding beneficial ownership of our common stock by our sole officer and director as of said date, and after giving effect to the resignation of Mr. Arthur as the president of the Company and the appointment of Eric Besenyei as a director and the president of the Company, effective as of April 12, 2011, as described under Item 9B.

The applicable percentage of ownership is based on 1,000,000 shares outstanding. The address for each person named in the table below is care of the Company.

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Outstanding Shares of Class Owned
Bryan Arthur (1)(3)	-0-	-0-
Eric Besenyei (2)(3)	-0-	-0-
Hope Medical LLC (3)	1,000,000	100%
All officers and directors as a group (2 persons)	-0-	0

1. Mr. Arthur owns a 20% interest in Hope Medical LLC.

2. This individual will become a director and the president of the Company effective as of April 12, 2011 and owns a 22.5% interest in Hope Medical LLC.

3. Hope Medical LLC is owned by Monica Keith, Julia Jacquelyn Alexander, Eric Besenyei , Thomas Hurley, James Reilly and Bryan Arthur. No member beneficially owns or controls a majority of the outstanding interests in Hope.

Compensation Plans.

We have not adopted any compensation plans for the benefit of our employees, representatives or consultants. The Company does not have outstanding any options, warrants or other rights outstanding that entitle anyone to acquire shares of capital stock.

(31)

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions.

During the twelve months ended December 31, 2010, the Company borrowed an aggregate of $6,453 from Bryan Arthur, who was our sole officer and director during the last fiscal year, borrowed the sum of $2,000 from Forest Garvin and his affiliates and has borrowed an aggregate of $28,790_ from its affiliates since inception. Each of the loans was evidenced by a promissory payable on demand with interest calculated at the rate of 8% per year. The proceeds from the loans were utilized by the Company to cover the costs and expenses incurred the preparation and filing of reports under the Exchange Act and in connection with the identification and due diligence process with respect to a Business Combination.

As described under Item 9B, during the first quarter of 2011:

•	By agreement dated January 28, 2011, Forest Garvin, Garvin Strategic Capital, LLC and Garvin Investments, LLC, returned 450,000 shares of common stock they owned in the Company (representing all of the shares they owned) for cancellation and cancelled and forgave all amounts due to them by the Company under promissory notes evidencing monies due to them in the principal amount of $4,000; and
•	By agreement dated April 8, 2011, Bryan Arthur and DYP Enterprises LLC cancelled and forgave all amounts due to them by the Company under promissory notes evidencing monies due to them in the principal amount of $24,790.

During the year ended December 31, 2010, the Company utilized office space provided free of charge by Mr. Arthur. The Company currently is using office space provided by Hope Medical LLC, its sole stockholder.

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

Item 14. Principal Accounting Fees and Services.

AUDIT FEES. The aggregate fees billed for professional services rendered by Bongiovanni & Associates,, CPA’s for the audit of the Company's annual financial statements for the fiscal years ending on December 31, 2010 and December 31, 2009 were $2,100 and $2,400, respectively. In addition, the Company paid Traci J. Anderson, CPA’s (“TJA”) the sum of $2,500 in connection with the audit of the 2009 financial statements; however, upon the revocation of that firm’s registration by the Public Company Accounting Oversight Board, the Company is not entitled to rely upon TJA’s audit report for 2009, necessitating the re-audit of the 2009 financial statements by Bongiovanni & Associates, CPA’s. The aggregate fees billed for professional fees rendered in connection with the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for the fiscal years ending December 31, 2010 and December 31, 2009 were $1,500 and $1,500, respectively.

AUDIT-RELATED FEES. We did not pay any audit related fees to our accountants for either of the past two fiscal years.

TAX FEES. We did not pay any fees to our accountant relating to tax matters for either of the past two fiscal years.

ALL OTHER FEES. We did not pay any fees to our accountants for services rendered for the past two fiscal years, other than the audit services fee referenced above.

PRE-APPROVAL POLICY. The Company has not established an audit committee nor adopted an audit committee charter. Rather, it is the responsibility of the entire board of directors to serve the functions of an audit committee and to pre-approve all audit and permitted non-audit services to be performed by the independent auditors, such approval to take place in advance of such services when required by law, regulation, or rule, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act that are approved by the board prior to completion of the audit.

(32)

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

The financial statements of Farrallon, Inc. and the report of independent registered public accounting firm thereon are set forth under Part II, Item 8 of this report.

(b) Exhibits.

The following are filed as exhibits to this report:

Exhibit No
	Description
3.1	Articles of Incorporation	1
3.2	Bylaws	1
10.1	Form of Promissory Note made by the registrant in favor of DYP Enterprises, LLC evidencing all amounts borrowed	1
10.2	Agreement dated January 18, 2011, among the registrant, Forest Garvin, Garvin Strategic Capital, LLC and Garvin Investments, LLC, each of which is wholly owned by Mr. Garvin, relating to the return of shares of stock to the company and the cancellation of outstanding promissory notes due to them	2
10.3	Agreement dated April 8, 2011, among Bryan Arthur, DYP Enterprises LLC and Hope Medical LLC relating to the return of sale by DYP of shares of stock to Hope and the cancellation of outstanding promissory notes due to Mr. Arthur and DYP	2
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended	3
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	3

1. Incorporated by reference to the registrant's registration statement on Form 10 as filed with the SEC on February 19, 2008

2. As filed with the Securities and Exchange Commission on April 11, 2011 as an exhibit to the Company’s Current Report on Form 8-K.

3. Filed herewith

(33)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARRALLON, INC.

April 11, 2011	By:	/s/ Bryan Arthur
	Its:	Bryan Arthur, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Bryan Arthur Bryan Arthur	President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer and Director	April 11, 2011