Form 10-Q
period 2011-03-31
Farrallon, Inc
filed 2011-05-16
CIK 1423974

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

540-641-0153

Issuer’s telephone number

14908 Oxford Hollow, Huntersville, NC 28078

(Former name, former address and former
fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every

Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐Yes ☒ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒Yes☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐Yes ☐No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 16, 2011, there were 1,000,000 shares of common stock outstanding.

(1)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Farrallon, Inc.
(A Development Stage Company)
Balance Sheets

	As of
	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$77	$77
TOTAL CURRENT ASSETS	77	77

TOTAL ASSETS	$77	$77

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Note Payable to Related Party	33,122	28,790
Accrued Interest to a Related Party	4,745	4,198
Accounts Payable	7,319	7,919
TOTAL CURRENT LIABILITIES	45,186	40,907

TOTAL LIABILITIES	45,186	40,907

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares
issued and outstanding at December 31, 2010 and December 31, 2009)	—	—
Common stock ($0.0001 par value; 100,000,000 shares authorized:
550,000 issued and outstanding)	55	100
Paid in Capital	45	—
Accumulated Deficit	(45,209)	(40,930)
TOTAL STOCKHOLDERS' DEFICIT	(45,109)	(40,830)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$77	$77

(2)

Farrallon, Inc.
(A Development Stage Company)
Statement of Operations - Unaudited

			Cumulative
	For the		Totals
	three months ended		Since Inception
	March 31,		November 13, 2007 to
	2011	2010	March 31, 2011
REVENUE
Revenue	$—	$—	$-
Total Revenues	—	—

EXPENSES
Selling, general and administrative	351	33	7,264
Professional Fees	7,382	—	33,523
TOTAL EXPENSES	7,733	33	40,787

Net Income/(Loss) from Operations	(7,733)	(33)	(40,787)

OTHER (EXPENSE)/INCOME
Forgiveness of Debt	4,000		4,000
Interest Expense	(546)	(438)	(4,422)
Total Other (expense)/income	3,454	(438)	(422)

Net Income/(Loss)	$(4,279)	$(471)	$(45,209)
Net income/(loss) per share--basic and fully diluted
Net income/(loss) per share	$(0.01)	$(0.00)	$(0.05)
Weighted average shares outstanding--basic and fully diluted	550,000	1,000,000	970,755

(3)

Farrallon, Inc.
(A Development Stage Company)
Statement of Cash Flows - Unaudited

			Cumulative
			Totals
	For the three months ended		Since Inception
	March 31,		November 13, 2007 to
	2011	2010	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,279)	$(471)	$(45,209)
Adjustments to reconcile net (loss) to net cash used in operations:
Increase in Accrued Interest to a Related Party	547	438	4,745
(Decrease) in Accrued Expenses	—	—	—
Increase In Accounts Payable	(600)	—	7,319
NET CASH (USED IN) OPERATING ACTIVITIES	(4,332)	(33)	(33,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Note Payable to Related Party	8,332	100	37,122
Reduction in Note Payable to Related Party -- debt forgiven	(4,000)		(4,000)
Capital Stock purchase	—	—	100
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,332	100	33,222

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	67	77

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	77	10	—

END OF THE PERIOD	$77	$77	$77

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$—	$—	$—
Taxes	$—	$—	$—

(4)

Farrallon, Inc.
(A Development Stage Company)
Statement of Stockholders ’Deficit - Unaudited

						Deficit
					Additional	Accumulated
	Common Stock		Preferred stock		Paid-in	Since Inception
	Shares	Amount	Shares	Amount	Capital	November 13, 2007

Balances, November 13, 2007, Inception	—	$—	—	$—	$—	$—

Shares issued	100,000	100	—	—	—	—

Net loss	—	—	—	—	—	(2,683)

Balances, December 31, 2007	1,000,000	$100	—	$—	$—	$(2,683)

Net loss	—	—	—	—	—	(13,353)

Issuance of common shares	—	—	—	—	—	—

Balances, December 31, 2008	1,000,000	$100	—	$—	$—	$(16,036)

Net loss	—	—	—	—	—	(9,780)

Balances, December 31, 2009	1,000,000	$100	—	$—	$—	$(25,816)

Net loss	—	—	—	—	—	(15,114)

Balances, December 31, 2010	1,000,000	$100	—	$—	$—	$(40,930)

Returned to Company	450,000	$45
Net loss	—	—	—	—	—	(4,279)

Balances, March 31, 2011	550,000	$55	—	$—	$—	$(45,209)

(5)

FARALLON, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

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

Going Concern—The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $45,209, used cash from operations of $33,145 since its inception, and has a working capital deficit of $45,109 at March 31, 2011.

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

(6)

FARALLON, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2011.

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

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible. As of March 31, 2011, the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the quarter ended March 31, 2011.

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

(7)

FARALLON, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at March 31, 2011.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2011, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the quarter ended March 31, 2011.

Recent Accounting Pronouncements

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of our consolidated financial statements or disclosures as a result of implementing the Codification during the quarter ended March 31, 2011.

As a result of our implementation of the Codification during the quarter ended March 31, 2011, previous references to new accounting standards and literature are no longer applicable. In the current annual financial statements, we will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

(8)

FARALLON, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

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

(9)

FARALLON, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

NOTE C—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the quarters ended March 31, 2011 and 2010 is summarized as follows:

Cash paid during the quarters ended March 31, 2011 and 2010 for interest and income taxes:

2011 2010

Income Taxes $ --- $ ---

Interest $ --- $ ---

NOTE D—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31, 2011.

NOTE E—INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit, there is no provision for current or deferred federal or state income taxes for the three months ended March 31, 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of March 31, 2011 is as follows:

Total Deferred Tax Asset	$(13,900)
Valuation Allowance	13,900
Net Deferred Tax Asset	$—

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes as of March 31, 2011 and 2010 is as follows:

	2011	2010
Income tax computed at the federal statutory rate	34.0%	34.0%
State income tax, net of federal tax benefit	0.0%	0.0%
Total	34.0%	34.0%
Valuation allowance	-34.0%	-34.0%
Total deferred tax asset	0.0%	0.0%

(10)

FARALLON, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

NOTE E—INCOME TAXES (CONT’D)

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased (decreased) by approximately $5,300 and $3,400 for the three months ended March 31, 2011 and 2010.

As of March 31, 2011, the Company had a federal and state net operating loss carry forward in the amount of approximately $40,930, which expires in the year 2030.

NOTE F—CAPITAL STOCK

On Jan. 18th, 2011, the Board of Directors of the Company approved an agreement among the Company, its sole director, Bryan Arthur and Forest Garvin (Garvin), Garvin Strategic Capital, LLC (GSC) and Garvin Investments (GIL) whereas Garvin, GSC, and GIL would return all of the shares of common stock owned by them 450,000 shares and forgive and cancel the entire amount due under all of the promissory notes issued by the Company in the principal amount of $4,000.

The Company is authorized to issue 1,000,000 common shares at $.0001 par value per share.

As of March 31, 2011, the Company has the following stock issued:

DYP Enterprises, LLC 550,000

The Company is authorized to issue 10,000,000 preferred shares at $.0001 par value per share. As of March 31, 2011 the Company issued no preferred shares.

NOTE G – DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of March 31, 2011 and to date has had no significant operations. Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

(11)

FARALLON, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

NOTE H—SHAREHOLDER LOAN/RELATED PARTY

The Company has signed a promissory note with related parties. The notes are demand notes bearing interest at 8% per annum. The outstanding balance as of March 31, 2011 was $33,122. The accrued interest not paid as of March 31, 2011 is $4,745.

NOTE I —SUBSEQUENT EVENTS

 On April 8, 2011, the Company, Bryan Arthur, the sole officer and director of the Company as of said date, DYP Enterprises LLC, which is wholly owned by Mr. Arthur (“DYP”), and Hope Medical LLC (“Hope”) entered into an agreement whereby:

 *DYP, the sole owner of all of the outstanding shares of common stock of the Company, sold all of its shares common stock to Hope in consideration of the issuance by Hope to Mr. Arthur of membership interests in Hope equal to 20% of the total membership interests in Hope outstanding after giving effect to such issuance;

Mr. Arthur and DYP forgave all amounts due to them under certain promissory notes issued by the Company in the principal amount of $24,790 and cancelled said promissory notes;

*Mr. Arthur resigned as the president of the Company, effective as of April 12, 2011;

*The board of directors amended the bylaws to increase the number of authorized directors of the Company to two persons and appointed Eric Besenyei to fill the vacancy on the board created thereby, effective April 12, 2011;

*The board of directors appointed Eric Besenyei to serve as the president of the Company, effective April 12, 2011;

*The Company sold 450,000 shares of common stock to Hope for an aggregate purchase price of $45;
*Hope agreed to pay all costs and expenses of any kind or nature incurred by the Company in connection with its operations;
*Hope agreed to cause the timely filing of all reports the Company is required to file under the Exchange Act and to pay all costs and expenses in connection with such filing; and
*Hope agreed to diligently pursue the Company’s business plan of identifying and merging with or acquiring a target company.

(12)

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview

Farrallon, Inc. (“we”, “us” or the “Company”) was organized in the State of Nevada on November 13, 2007. We are a developmental stage company and have not generated any revenues to date. We were organized to serve as a vehicle for a business combination through a capital stock exchange, merger, reverse acquisition, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target”) which desires to utilize our status as a reporting company under the Exchange Act.

The Company voluntarily filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on February 19, 2008, and since its effectiveness, the Company has focused its efforts on identifying a possible Target for a Business Combination. We are not presently engaged in, and will not engage in, any substantive commercial business operations unless and until we consummate a Business Combination. Our fiscal year ends on December 31.

Based on our business activities, the Company is a “blank check” company. The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. In addition, under Rule 12b-2 of the Exchange Act, the Company also is a “shell company” which is defined, as a company which has (i) no or nominal operations; and (ii) either (x) no or nominal assets; (y) assets consisting solely of cash and cash equivalents; or (z) assets consisting of any amount of cash and cash equivalents and nominal other assets. Because we are a “shell” company, the Business Combination we enter into with a Target will be deemed to be a “reverse acquisition” or “reverse merger.”

Our management has broad discretion with respect to identifying and selecting a prospective Target. We have not established any specific attributes or criteria (financial or otherwise) for a prospective Target and may enter into a Business Combination with a development stage company, a distressed company or a foreign company engaged in any industry. Our sole officer and director has never served as an officer or director of a development stage public company that has consummated a Business Combination such as that contemplated by our Company. Accordingly, he may not successfully identify a Target or conclude a Business Combination. In addition, our management engages in other business activities and is not obligated to devote any specific number of hours to our matters. Management intends to devote only as much time as it deems necessary to our affairs.

We cannot assure you that we will be successful in concluding a Business Combination. We will not realize any revenues or generate any income unless and until we successfully merge with or acquire an operating business that is generating revenues and otherwise is operating profitably. Moreover, we can offer no guarantee that the Company will achieve long-term or immediate short-term earnings from any Business Combination.

Any entity with which we enter into a Business Combination will be subject to numerous risks in connection with its operations. To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of such companies. If we consummate a Business Combination with a foreign entity, we will be subject to all of the risks attendant to foreign operations. Although our management will endeavor to evaluate the risks inherent in a particular Target, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely, a significantly higher percentage) in order to ensure that the Business Combination qualifies as a “tax free” transaction under federal tax laws. The issuance of additional shares of our capital stock will:

• significantly reduce the equity interest of our stockholders prior to the transaction; and

• cause a change in control in our Company and likely result in the resignation or removal of our officer and directors as of the date of the transaction.

(13)

Our management anticipates that our Company likely will affect only one Business Combination, due primarily to our limited financial resources and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a Target in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us because it will not permit us to offset potential losses from one venture against potential gains from another.

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to filing Exchange Act reports, investigating and analyzing Targets and consummating a Business Combination. We believe we will be able to meet these costs through use of funds in our treasury and from cash which may be loaned to or invested in us by our stockholders, management or other investors. As of March 31, 2011, the Company had $77 in its treasury. There are no assurances that the Company will be able to secure additional funding as needed. Our ability to continue as a going concern is dependent upon our ability to generate cash from the sale of our common stock and/or obtain debt financing and attain future profitable operations by acquiring or merging with a profitable company.

Liquidity and Capital Resources

At March 31, 2011, we had total assets of $77, consisting exclusively of cash. This compares with total assets of $77 at December 31, 2010, our fiscal year end. At March 31, 2011, the Company had current liabilities of $45,186 compared with current liabilities of $40,907 at December 31, 2010, in each case, comprised of amounts owed to stockholders and accrued expenses.

Our existing cash reserves will not be sufficient to cover our operating costs and expenses over the next twelve months.

To date, we have funded our operations through loans from our stockholders. Our stockholders have advised management that they presently expect to fund additional costs and expenses we may incur through loans or further investment in the Company, as and when necessary. However, our stockholders are under no obligation to provide such funding.

The following is a summary of the Company's cash flows provided by (used in) operating and financing activities:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	For the Cumulative Period from November 13, 2007 (Inception) to March 31, 2010
Net Cash Used in Operating Activities	$4,332	$33	$33,145
Net Cash Provided by Financing Activities	$4,332	$100	$33,222
Net Increase (Decrease) in Cash and Cash Equivalents	$—	$67	$77

We do not expect to engage in any substantive activities unless and until such time as we enter into a Business Combination with a Target, if ever. We cannot provide investors with any assurance that we will have sufficient capital resources to fund our operations and realize our business objectives.

Results of Operations

Since our inception, we have not engaged in any substantive operations, other than seeking to identify a Target, nor generated any revenues. We reported a net loss for the three months ended March 31, 2011 of $4,279, compared to a net loss of $471 for the comparable 2010 period, and have suffered a net loss since inception of $45,209. At March 31, 2011, we had a working capital deficit of $45,109 compared to $40,830 at March 31, 2010. Since our inception, our operating expenses have principally comprised professional fees and expenses incurred in connection with the filing of reports under the Exchange Act, as well as interest accrued on loans from one of our stockholders.

We do not expect to engage in any activities, other than seeking to identify a Target, unless and until such time as we enter into a Business Combination with a Target, if ever. We cannot provide investors with any assessment as to the nature of a Target’s operations or speculate as to the status of its products or operations, whether at the time of the Business Combination it will be generating revenues or its future prospects.

Forward Looking Statements

Statements, other than historical facts, contained in this Quarterly Report on Form 10-Q, including statements of potential acquisitions and our strategies, plans and objectives, are "forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although we believe that our forward looking statements are based on reasonable assumptions, we caution that such statements are subject to a wide range of risks, trends and uncertainties that could cause actual results to differ materially from those projected Among those risks, trends and uncertainties are important factors that could cause actual results to differ materially from the forward looking statements, including, but not limited to; the time management devotes to identifying a target business; management’s ability to consummate a business combination; the financial condition of the target company with which we may enter a business combination; the effect of existing and future laws; governmental regulations; the political and economic climate of the United States; and conditions in the capital markets. We undertake no duty to update or revise these forward-looking statements.

When used in this Form 10-Q, the words, "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons.

(14)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, who we refer to herein as our PEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. As a result of our continuing efforts to remediate the material weaknesses in our internal control over financial reporting that existed as of December 31, 2010 and which remained extant as of the close of the period covered by this Report, our PEO concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2011.

The weaknesses in our disclosure and procedures encompassed weaknesses in certain elements of our internal control over financial reporting (ICFR) that our subsumed within our disclosure controls and procedures. A material weakness is defined in Section 210.1-02(4) of Regulation S-X as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The specific weaknesses relate to elements of our ICFR that provide reasonable assurances that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and comprise the following:

. •	We did not maintain effective controls over the control environment.
. •	We did not maintain effective controls over financial statement disclosure.
. •	We did not maintain effective controls over financial reporting.
. •	There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation, because we have only one officer who is responsible for all such duties.

We believe that the weaknesses in our disclosure controls and procedures and ICFR are a direct consequence of our size, resource constraints and the nature of our business. We are a “shell company,” as defined under the Securities Act, in that we have no operations and nominal assets. Further, we have no full-time employees. As a result, we are constrained by our lack of resources to take the types of corrective actions that would be necessary to remediate the material weaknesses, including, for example, engaging additional accounting personnel and adopting an audit committee charter and seating an audit committee with at least one independent member who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(15)

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are presently no material pending legal proceedings to which the Company, any of its subsidiaries, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Reserved)

Item 5. Other Information.

As previously reported in a Current Report on Form 8-K as filed with the SEC on April 11, 2011, on April 8, 2011, the Company, Bryan Arthur, the sole officer and director of the Company as of said date, DYP Enterprises LLC, which is wholly owned by Mr. Arthur (“DYP”), and Hope Medical LLC (“Hope”) entered into an agreement whereby:

DYP, the sole owner of all of the outstanding shares of common stock of the Company as of said date, sold all of its shares common stock to Hope in consideration of the issuance by Hope to Mr. Arthur of membership interests in Hope equal to 20% of the total membership interests in Hope outstanding after giving effect to such issuance;
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

The transactions consummated by the agreement resulted in a change in control of the Company.

Item 6. Exhibits.

Exhibit	Description
31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

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

(16)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

FARRALLON, INC.
Date: May 16, 2011	By:	/s/ Eric Besenyei
	Name:	Eric Besenyei
	Title:	President, Principal Executive Officer and Principal Financial Officer