Form 10-Q
period 2011-06-30
Farrallon, Inc
filed 2011-08-12
CIK 1423974

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

☒Yes ☐No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒Yes ☐No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At August 10, 2011, there were 1,000,000 shares of common stock outstanding.

(1)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Farrallon, Inc.
(A Development Stage Company)
Balance Sheets
	As of
	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$77	$77
TOTAL CURRENT ASSETS	77	77

TOTAL ASSETS	$77	$77

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Note Payable to Related Party	15,882	28,790
Accrued Interest to a Related Party	367	4,198
Accounts Payable	7,344	7,919
TOTAL CURRENT LIABILITIES	23,593	40,907

TOTAL LIABILITIES	23,593	40,907

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized;
no shares issued and outstanding)	—	—
Common stock ($0.0001 par value; 100,000,000 shares authorized:
550,000 and 1,000,000 issued and outstanding)	100	100
Paid in Capital	—	—
Accumulated Deficit	(23,616)	(40,930)
TOTAL STOCKHOLDERS' DEFICIT	(23,516)	(40,830)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$77	$77

(2)

Farrallon, Inc.
(A Development Stage Company)
Statement of Operations (Unaudited)

					Cumulative
	For the		For the		Totals
	Three months ended		Six months ended		Since Inception
	June 30,		June 30,		November 13, 2007 to
	2011	2010	2011	2010	June 30, 2011
REVENUES
Income	$—	$—	$—	$—	$-
Total Revenues	—	—	—	—	-

EXPENSES
Selling, general and administrative	375	1,464	725	1,497	7,638
Professional Fees	7,200	5,000	14,582	5,000	44,401
TOTAL EXPENSES	7,575	6,464	15,307	6,497	52,039

Net Income/(Loss) from Operations	(7,575)	(6,464)	(15,307)	(6,497)	(52,039)

OTHER (EXPENSE)/INCOME
Forgiveness of Debt	29,758	—	33,758	—	33,758
Interest Expense	(591)	(481)	(1,137)	(919)	(5,335)
Total Other (expense)/income	29,167	(481)	32,621	(919)	28,423

Net Income/(Loss)	$21,592	$(6,945)	$17,314	$(7,416)	$(23,616)
Net income/(loss) per share--basic and fully diluted
Net income/(loss) per share	$0.02	$(0.01)	$0.02	$(0.01)	$(0.03)
Weighted average shares outstanding--basic and fully diluted	940,959	1,000,000	964,191	1,000,000	771,271

(3)

Farrallon, Inc.
(A Development Stage Company)
Statements of Cash Flows--Unaudited
			Cumulative
			Totals
	For the six months ended		Since Inception
	June 30,		November 13, 2007 to
	2011	2010	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain (loss)	$17,314	$(7,416)	$(23,616)
Adjustments to reconcile net (loss) to net cash used in operations:

Increase in Accrued Interest to a Related Party	1,137	919	5,336
Gain on forgiveness of debt	(33,758)		(33,758)
(Decrease) in Accrued Expenses	—	—	—
(Decrease) Increase In Accounts Payable	(575)	—	7,344
NET CASH (USED IN) OPERATING ACTIVITIES	(15,882)	(6,497)	(44,694)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Note Payable to Related Party	15,882	6,564	44,672
Capitital Stock returned	(45)		(45)
Capital Stock purchase	45	—	145
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,882	6,564	44,772

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	67	77

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	77	10	—

END OF THE PERIOD	$77	$77	$77

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$—	$—	$—
Taxes	$—	$—	$—

(4)

Farrallon, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit--Unaudited
						Deficit
					Additional	Accumulated
	Common Stock		Preferred stock		Paid-in	Since Inception
	Shares	Amount	Shares	Amount	Capital	November 13, 2007

Balances, November 13, 2007, Inception	—	$—	—	$—	$—	$—

Shares issued	100,000	100	—	—	—	—

Net loss	—	—	—	—	—	(2,683)

Balances, December 31, 2007	1,000,000	$100	—	$—	$—	$(2,683)

Net loss	—	—	—	—	—	(13,353)

Issuance of common shares	—	—	—	—	—	—

Balances, December 31, 2008	1,000,000	$100	—	$—	$—	$(16,036)

Net loss	—	—	—	—	—	(9,780)

Balances, December 31, 2009	1,000,000	$100	—	$—	$—	$(25,816)

Net loss	—	—	—	—	—	(15,114)

Balances, December 31, 2010	1,000,000	$100	—	$—	$—	$(40,930)

Shares Returned	(450,000)	(45)	—	—	—	—

Shares Sold	450,000	45	—	—	—	—

Net gain (loss)	—	—	—	—	—	17,314

Balances, June 30, 2011	1,000,000	$100	—	$—	$—	$(23,616)

(5)

FARRALLON, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

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

Going Concern—The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $23,616, used cash from operations of $44,694 since its inception, and has a working capital deficit of $23,516 at June 30, 2011.

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

(6)

FARRALLON, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

___________________________________________________________________________________

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2011.

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

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible. As of June 30, 2011, the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the quarter ended June 30, 2011.

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

(7)

FARRALLON, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

___________________________________________________________________________________

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accounts payable, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at June 30, 2011.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2011, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the quarter ended June 30, 2011.

Recent Accounting Pronouncements

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of our consolidated financial statements or disclosures as a result of implementing the Codification during the quarter ended June 30, 2011.

As a result of our implementation of the Codification during the quarter ended June 30, 2011, previous references to new accounting standards and literature are no longer applicable. In the current annual financial statements, we will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

(8)

FARRALLON, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

___________________________________________________________________________________

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

(9)

FARRALLON, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

___________________________________________________________________________________

NOTE C—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the quarters ended June 30, 2011 and 2010 is summarized as follows:

Cash paid during the quarters ended June 30, 2011 and 2010 for interest and income taxes:

2011 2010

Income Taxes $ --- $ ---

Interest $ --- $ ---

NOTE D—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any separately reportable operating segments as of June 30, 2011.

NOTE E—INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit, there is no provision for current or deferred federal or state income taxes for the six months ended June 30, 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of June 30, 2011 is as follows:

Total Deferred Tax Asset	$(13,900)
Valuation Allowance	13,900
Net Deferred Tax Asset	$—

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes as of June 30, 2011 and 2010 is as follows:

	2011	2010
Income tax computed at the federal statutory rate	34.0%	34.0%
State income tax, net of federal tax benefit	0.0%	0.0%
Total	34.0%	34.0%
Valuation allowance	-34.0%	-34.0%
Total deferred tax asset	0.0%	0.0%

(10)

FARRALLON, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

___________________________________________________________________________________

NOTE E—INCOME TAXES (CONT’D)

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased (decreased) by approximately $5,300 and $3,400 for the six months ended June 30, 2011 and 2010.

As of June 30, 2011, the Company had a federal and state net operating loss carry forward in the amount of approximately $40,930, which expires in the year 2030.

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

In April 2011, the Company, Bryan Arthur, the sole officer and director of the Company as of said date, DYP Enterprises LLC, which is wholly owned by Mr. Arthur (“DYP”), and Hope Medical LLC (“Hope”) entered into an agreement whereby:

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

As of June 30, 2011, the Company has the 1,000,000 shares of common stock issued and outstanding.

The Company is authorized to issue 10,000,000 preferred shares at $.0001 par value per share. As of June 30, 2011 the Company issued no preferred shares.

(11)

FARRALLON, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

___________________________________________________________________________________

NOTE G – DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of June 30, 2011 and to date has had no significant operations. Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE H—SHAREHOLDER LOAN/RELATED PARTY

The Company has signed promissory notes with related parties. The original amounts of these 8 % demand notes were $44,672. The outstanding balance as of June 30, 2011 was $15,882 because $28,790 was forgiven and written off. Accrued interest in the amount of $4,968 pertaining to this debt forgiven was also written off the books. The accrued interest not paid as of June 30, 2011 is $367.

NOTE I—SIGNIFICANT EVENTS

On August 9th, 2011, Eric Besenyei who was appointed as President of the Company on April 12, 2011, stepped down as President and Bryan Arthur was appointed as the President of the Company.

(12)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely, a significantly higher percentage) in order to ensure that the Business Combination qualifies as a “tax free” transaction under federal tax laws. The issuance of additional shares of our capital stock will:

·	significantly reduce the equity interest of our stockholders prior to the transaction; and
·	cause a change in control in our Company and likely result in the resignation or removal of our officer and directors as of the date of the transaction.

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

(13)

Liquidity and Capital Resources

At June 30, 2011, we had total assets of $77, consisting exclusively of cash. This compares with total assets of $77 at December 31, 2010, our fiscal year end. At June 30, 2011, the Company had current liabilities of $23,593 compared with current liabilities of $40,907 at December 31, 2010, in each case, comprised of amounts owed to stockholders and accrued expenses.

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

The following is a summary of the Company's cash flows provided by (used in) operating and financing activities:

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	For the Cumulative Period from November 13, 2007 (Inception) to June 30, 2011
Net Cash Used in Operating Activities	$15,882	$6,497	$44,694
Net Cash Provided by Financing Activities	$15,882	$6,564	$44,772
Net Increase (Decrease) in Cash and Cash Equivalents	$—	$67	$77

We do not expect to engage in any substantive activities unless and until such time as we enter into a Business Combination, if ever. We cannot provide investors with any assurance that we will have sufficient capital resources to fund our operations and realize our business objectives.

Results of Operations

Since our inception, we have not engaged in any substantive operations, other than seeking to identify a Target, nor generated any revenues. We reported a net loss for the six months ended June 30, 2011 of $17,314, compared to a net loss of $7,416 for the comparable 2010 period, and have suffered a net loss since inception of $23,616. At June 30, 2011, we had a working capital deficit of $23,516 compared to $40,830 at June 30, 2010. Since our inception, our operating expenses have principally comprised professional fees and expenses incurred in connection with the filing of reports under the Exchange Act, as well as interest accrued on loans from one of our stockholders.

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

Going Concern

Our negative working capital, continuing operating losses, failure to generate revenues and lack of operating capital create substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to generate cash from the sale of its securities and attaining future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. As a result of our continuing efforts to remediate the material weaknesses in our internal control over financial reporting that existed as of December 31, 2010 and which remained extant as of the close of the period covered by this Report, our PEO concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2011.

The weaknesses in our disclosure and procedures encompassed weaknesses in certain elements of our internal control over financial reporting (ICFR) that our subsumed within our disclosure controls and procedures. A material weakness is defined in Section 210.1-02(4) of Regulation S-X as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The specific weaknesses relate to elements of our ICFR that provide reasonable assurances that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and comprise the following:

1.	We did not maintain effective controls over the control environment.
2.	We did not maintain effective controls over financial statement disclosure.
3.	We did not maintain effective controls over financial reporting.
4.	There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation, because we have only one officer who is responsible for all such duties.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(15)

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are presently no material pending legal proceedings to which the Company and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item. We refer readers to our Annual Report on Form 10-K as filed with the SEC on April 11, 2011 for a description of the risks associated with our business and an investment in our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Reserved)

Item 5. Other Information.

On August 9, 2011, Eric Besenyei resigned as the president of the Company and the board of directors appointed to serve Bryan Arthur as the president of the Company.

Item 6. Exhibits.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quart

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 200

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

FARRALLON, INC.
Date: August 10, 2011	By:	/s/ Bryan Arthur
	Name:	Bryan Arthur
	Title:	President, Principal Executive Officer and Principal Financial Officer